Form 10-Q
period 2006-09-30
KBW, INC.
filed 2006-12-18
CIK 1063494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:  001-33138

KBW, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4055775
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, New York, New York 10019

(Address of principal executive offices)

Registrant’s telephone number:  (212) 887-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐                Accelerated Filer   ☐           Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of December 13, 2006 was 30,579,092.

AVAILABLE INFORMATION

KBW, Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the Exchange Act), with the Securities and Exchange Commission (SEC). You may read and copy any document KBW, Inc. files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access KBW, Inc.’s SEC filings.

KBW, Inc. will make available free of charge through its internet site http://www.kbw.com, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

KBW, Inc. also makes available, on the Investor Relations page of its website, its (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers, and (iv) the charters of the Audit, Compensation, and Corporate Governance and Nominations Committees of its Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format. These documents will also be available in print without charge to any person who requests them by writing or telephoning:  KBW, Inc., Office of the Corporate Secretary, 787 Seventh Avenue, 4th Floor, New York, New York, 10019, U.S.A., telephone number (212) 887-7777. These documents, as well as the information on our website, are not a part of this quarterly report.

When we use the terms “KBW,” “KBW, Inc.,” “the Company,” “we,” “us” and “our,” we mean the combined business of KBW, Inc., a Delaware corporation, and of its consolidated subsidiaries, unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

ITEM 1.                                  Financial Statements

KBW, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2006 and December 31, 2005

(Dollars in thousands)

	September 30, 2006 (unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$75,954	$75,642
Securities Owned, at fair value:
Equities	94,836	81,018
Corporate bonds	229,293	221,261
U.S. Government and agency securities	7,125	11,345
Mortgage Backed Securities	9,437	—
	340,691	313,624
Securities not readily marketable, at fair value	92,166	73,012
Securities purchased under resale agreements	32,748	30,633
Receivables from clearing brokers	133,933	91,630
Accounts receivable	14,898	25,787
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $18,656 in 2006 and $14,348 in 2005	22,123	24,615
Other assets	13,582	13,355
Total assets	$726,095	$648,298

Liabilities Including Mandatorily Redeemable Common Stock
Payable to clearing broker	$23,924	$78,729
Securities sold under repurchase agreements	86,691	2,275
Short-term borrowings	32,250	63,750
Securities sold, not yet purchased, at fair value:
Equities	39,440	21,187
Corporate bonds	8,826	12,191
U.S. Government and agency securities	103,874	63,621
	152,140	96,999
Accounts payable, accrued expenses, and other liabilities	130,296	130,386
Income taxes payable	8,491	10,065
Total operating liabilities	433,792	382,204

Mandatorily redeemable common stock	292,303	266,094
Total liabilities including mandatorily redeemable common stock	$726,095	$648,298

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three and Nine Months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Investment banking	$49,204	$38,742	$142,833	$109,674
Commissions	25,479	24,094	86,039	69,507
Principal transactions, net	6,670	7,359	24,693	19,329
Net gain on investments	2,897	1,787	10,615	2,156
Interest and dividend income	7,595	3,363	19,323	11,745
Investment advisory fees	508	358	1,293	1,089
Other	859	2,268	1,561	3,220
Total revenues	93,212	77,971	286,357	216,720

Expenses:
Compensation and benefits	54,118	48,284	166,847	133,367
Occupancy and equipment	4,528	4,385	13,047	12,597
Communications and data processing	5,113	4,685	14,387	14,170
Brokerage and clearance	3,976	4,016	14,993	12,532
Interest	3,014	1,331	8,278	5,027
Other	7,822	8,003	20,739	20,953
Total expenses	78,571	70,704	238,291	198,646

Income before income tax expense	14,641	7,267	48,066	18,074
Income tax expense	5,331	3,311	20,206	8,002
Net income available to mandatorily redeemable common stockholders	$9,310	$3,956	$27,860	$10,072
Net income available to mandatorily redeemable common stockholders per share:
Basic	$0.35	$0.14	$1.03	$0.38
Diluted	$0.35	$0.14	$1.03	$0.38
Weighted average number of common shares outstanding:
Basic	26,749,483	27,748,158	27,013,417	26,718,953
Diluted	26,749,483	27,753,877	27,013,417	26,741,442

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Mandatorily Redeemable Common Stock

Nine Months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

	Mandatorily Redeemable Common Stock
	Common Stock	Paid-in capital	Retained earnings	Common treasury stock	Notes receivable from stockholders	Accumulated Other Comprehensive Income (loss)	Total Mandatorily Redeemable Common Stock
Balance at December 31, 2004	$38	$201,709	$340,872	$(254,558)	$(19,899)	$527	$268,689
Net income available to mandatorily redeemable common stockholders	—	—	10,072	—	—	—	10,072
Other comprehensive loss: currency translation adjustment, net of tax of $640	—	—	—	—	—	(781)	(781)
Total comprehensive income	—	—	—	—	—	—	9,291
Purchase of 242,520 common shares for treasury	—	—	—	(2,564)	—	—	(2,564)
Issuance of 6,794 common shares from treasury	—	75	—	—	(75)	—	—
Retirement of 24,613,802 common shares from treasury	(32)	(192,328)	(64,762)	257,122	—	—	—
Issuance of 1,907,609 common shares	—	18,692	—	—	(4,303)	—	14,389
Purchase of 45,709 common shares	—	(445)	—	—	50	—	(395)
Amortization of restricted stock unit compensation	—	1,317	—	—	—	—	1,317
Excess net tax benefit related to delivery of restricted stock units	—	31	—	—	—	—	31
Repayment of notes receivable from stockholders	—	—	—	—	5,606	—	5,606
Payment to common stockholders	—	—	(36,725)	—	—	—	(36,725)
Balance at September 30, 2005	$6	$29,051	$249,457	$—	$(18,621)	$(254)	$259,639

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Mandatorily Redeemable Common Stock

Nine Months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands except per share data)

	Mandatorily Redeemable Common Stock
	Common Stock	Paid-in capital	Retained earnings	Common treasury stock	Notes receivable from stockholder	Accumulated Other Comprehensive Income (loss)	Total Mandatorily Redeemable Common Stock
Balance at December 31, 2005	$6	$27,410	$256,792	$—	$(17,644)	$(470)	$266,094
Net income available to mandatorily redeemable common stockholders	—	—	27,860	—	—	—	27,860
Other comprehensive income: currency translation adjustment, net of tax of $654	—	—	—	—	—	806	806
Total comprehensive income	—	—	—	—	—	—	28,666
Amortization of restricted stock unit compensation	—	1,348	—	—	—	—	1,348
Restricted stock units redeemed	—	(1,375)	—	—	—	—	(1,375)
Issuance of 222,482 common shares	—	310	—	—	—	—	310
Purchase of 1,180,651 common shares	—	(10,824)	—	—	1,218	—	(9,606)
Excess net tax benefit related to delivery of restricted stock units	—	363	—	—	—	—	363
Repayment of notes receivable from stockholders	—	—	—	—	6,503	—	6,503
Balance at September 30, 2006	$6	$17,232	$284,652	$—	$(9,923)	$336	$292,303

Description of preferred stock and details:

Par	September	Number of shares
value	30	Authorized	Issued	Outstanding
$0.01	2006	1,000,000	—	—
—	2005	—	—	—

Description of common stock and details:

Par	September	Number of shares
value	30	Authorized	Issued	Outstanding
$0.01	2006	387,000,000	25,306,618	25,306,618
0.01	2005	387,000,000	26,475,702	26,475,702

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

	September 30,
	2006	2005
Cash flows from operating activities:
Net income available to mandatorily redeemable common stockholders	$27,860	$10,072

Adjustments to reconcile net income available to mandatorily redeemable common stockholders to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	706	(630)
Depreciation and amortization	4,447	4,305
Compensation expense related to restricted stock units	1,348	1,317
(Increase) decrease in operating assets:
Securities owned, at fair value	(27,067)	(41,258)
Securities not readily marketable, at fair value	(19,154)	(6,302)
Securities purchased under resale agreements	(2,115)	46,819
Receivables from clearing broker	(42,303)	21,559
Accounts receivable	10,889	(7,359)
Other assets	(933)	203
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value	55,141	(65,834)
Securities sold under repurchase agreements	84,416	(27,815)
Short-term borrowings	(31,500)	42,750
Payable to clearing broker	(54,805)	55,921
Accounts payable, accrued expenses, and other liabilities	(90)	(27,712)
Income taxes payable	(1,574)	900
Net cash provided by operating activities	5,266	6,936

Cash flows from investing activities:
Purchases of furniture, equipment, and leasehold improvements	(1,955)	(5,408)
Net cash used in investing activities	(1,955)	(5,408)

	September 30,
	2006	2005
Cash flows from financing activities:
Purchase of common stock for treasury	$—	$(2,564)
Issuance of common stock	310	14,389
Purchase of common stock	(9,606)	(395)
Restricted stock units redeemed	(1,375)	—
Tax benefit realized from restricted stock units redeemed	363	31
Repayment of notes receivable from stockholders	6,503	5,606
Payment to common stockholders	—	(36,725)
Net cash used in financing activities	(3,805)	(19,658)

Currency adjustment:
Effect of exchange rate changes on cash	806	(781)
Net increase (decrease) in cash and cash equivalents	312	(18,911)
Cash and cash equivalents at beginning of period	75,642	59,713

Cash and cash equivalents at end of period	$75,954	$40,802

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$20,117	$6,555
Interest	7,781	3,230
Supplemental disclosures of non-cash financing activities:
Net income available to mandatorily redeemable common stockholders	$27,860	$10,072

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

(Dollars in thousands except per share data)

(1)                                 Organization

Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”): Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management (“KBWAM”) and KBW Ventures Inc. (“Ventures”). Keefe is a regulatory member of the New York Stock Exchange and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, Virt-x and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers, and other financial institutions. Keefe has clearing arrangements with Pershing LLC and Fortis Securities LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.

These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005 included in its registration statement on Form S-1 filed with the SEC (File No. 333-136509). These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.

(2)                                 Summary of Significant Accounting Policies

(a)                                 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issue Task Force on Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Effective January 1, 2006, the Company has provided limited partners with rights to remove the Company as general partner or rights to terminate the partnership; therefore, there is no impact on the consolidated financial statements.

(b)                                 Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and these footnotes, including securities valuation, compensation accruals and other matters. Management believes that the estimates used in preparing the Company’s consolidated financial statements are reasonable. Actual results may differ from these estimates.

(c)                                  Cash Equivalents and Options

For purposes of the financial statements, the Company considers all bank deposits with maturities of three months of less to be cash equivalents.

(d)                                 Securities Transactions

Securities and option transactions are recorded on a trade-date basis. Securities owned and securities sold not yet purchased, including options, are valued at fair value. Realized and unrealized gains and losses are included in the consolidated statements of income in principal transactions, net.

(e)                                  Securities Not Readily Marketable

Securities not readily marketable include limited partnership interests and certain publicly-traded securities, held for long-term proprietary investment purposes, of financial services companies. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market price, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Publicly traded investments are valued at market price. Securities not readily marketable are valued at fair value as determined by management. The resulting difference between cost and market or estimated fair value is included in the consolidated statements of income.

(f)                                    Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements

Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities and assets that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold or purchased, respectively. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

The market value of collateral accepted by the Company under resale agreements was $30,575 and $30,600 at September 30, 2006 and December 31, 2005, respectively, substantially all of which has been subsequently sold or re-pledged.

(g)                                 Receivables From and Payable to Clearing Brokers

Receivables from and payable to clearing brokers include proceeds from securities sold including securities sold not yet purchased, commissions related to securities transactions, margin loans and related interest and deposits with clearing brokers. Proceeds related to securities sold not yet purchased may be restricted until the securities are purchased.

(h)                                 Investment Banking

The Company earns fees for underwriting securities offerings, arranging private placements and providing strategic advisory services in mergers and acquisitions (“M&A”) and other transactions.

•                  Underwriting revenues. The Company earns underwriting revenues in securities offerings in which it acts as an underwriter, such as initial public offerings, follow-on equity offerings and fixed income offerings. Underwriting revenues include management fees, underwriting fees and selling concessions, including fees related to mutual thrift conversions. Underwriting revenues are recorded, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates the Company’s share of transaction-related expenses incurred by the syndicate, and the Company recognizes revenue net of such expense. On final settlement, the Company adjusts these amounts to reflect the actual transaction-related expenses and resulting underwriting fee.

•                  Strategic advisory revenues. The Company’s strategic advisory revenues primarily include success fees, as well as retainer fees, earned in connection with advising companies, both buyers and sellers, principally in M&A. The Company also earns fees for related advisory work and other services such as providing fairness and valuation opinions. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

•                  Private placement revenues. The Company earns agency placement fees in non-underwritten transactions such as private placements, including securitized debt offerings collateralized by financial services issuers’ securities. Private placement revenues are recorded on the closing date of the transaction.

Since the Company’s investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

(i)                                    Furniture, Equipment and Leasehold Improvements

Furniture and equipment are carried at cost and depreciated on a straight-line basis using estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the respective leases.

(j)                                    Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments as defined in Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Securities owned, securities not readily marketable and securities sold not yet purchased, including option positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions or net gain on investments in the accompanying consolidated statements of income. Financial instruments carried at contract amounts include receivables from clearing brokers, payable to clearing broker, securities purchased under resale agreements and securities sold under repurchase agreements.

Fair value of the Company’s financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield and other factors generally pertinent to the valuation of financial instruments.

(k)                                 Income Taxes

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)                                    Foreign Currency Translation

The Company translates the balance sheet of KBWL at the exchange rates in effect at the balance sheet date. The consolidated statements of income are translated at the average rates of exchange during the period. The resulting translation adjustments of KBWL are recorded directly to accumulated other comprehensive income (loss).

(m)                              Net Income Available to Mandatorily Redeemable Common Stockholders per Share

The Company calculates net income available to mandatorily redeemable common stockholders per share in a manner consistent with the provisions of SFAS No. 128, Earnings per Share.

(n)                                 Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expenses over the service period, net of estimated forfeitures. No adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary.

(o)                                 Contributions

Contributions are recorded when the conditions on which they depend are substantially met in accordance with SFAS No. 116, Accounting For Contributions Received and Contributions Made.

(p)                                 Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(3)                                 Mandatorily Redeemable Common Stock

The Company accounts for its mandatorily redeemable common stock in accordance with SFAS No. 150, Accounting for Certain Financial Instruments, With Characteristics of Both Liabilities and Equity.

Each holder of common stock was a party to an amended and restated Stockholders’ Agreement (“2005 Stockholders’ Agreement”), dated as of August 1, 2005, among the Company, Keefe and all stockholders of the Company. See Note 14 “Subsequent Event”.

The 2005 Stockholders’ Agreement provided that upon a stockholder’s death or retirement (as defined in the Stockholders’ Agreement) the Company would repurchase the stockholder’s stock at its book value (as determined by the Company’s board of directors in the manner described in the 2005 Stockholders’ Agreement) as of the end of the month of such event. Payment would have been by a two year subordinated note bearing a floating rate of interest or, at the discretion of the Company’s board of directors, cash. In accordance with SFAS No. 150, the death of a stockholder is an event certain to occur and, accordingly, consolidated stockholders equity is classified as a liability.

If a stockholder’s employment is otherwise terminated (except for the reasons described in the next sentence), the Company was required to repurchase the stock at the month-end book value. If a stockholder was terminated for violating an agreement with the Company or a regulatory body, or any applicable regulatory rules or law, within 100 days of such event the Company could have elected to repurchase the stockholder’s stock at the then month-end book value. In either case, payment could have been by a four year subordinated note or, in the discretion of the Company’s board of directors, in cash.

The obligation to make a repurchase was subject to certain conditions, including the obligation of the Company’s board of directors to make a determination that such repurchase would not have resulted in an impairment of capital under Delaware law, and was subject to other legal, regulatory and liquidity requirements. See Note 14 “Subsequent Event”.

(4)                                 Short-Term Borrowings

The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balance for the nine months ended September 30, 2006 was $60,022. As of September 30, 2006, secured short-term borrowings were $32,250 at the rate in effect of 6.09%. Included in securities owned was $43,000 with respect to corporate bonds in which the lender has a security interest in connection with short-term borrowings.

(5)                                 Commitments and Contingencies

(a)                                 Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal actions. The Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Keefe is one of several named defendants in a putative class action, Jeffrey H. Winokur v. Direct General, et al., filed by plaintiffs seeking to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 2003 initial public offering of Direct General Corporation and in connection with a follow-on offering in March 2004. Direct General Corporation is a property casualty insurance company specializing in automobile insurance. The aggregate gross proceeds from these offerings were approximately $300 million. Keefe was the lead underwriter of both the initial public offering (“IPO”) and the follow-on offering. Keefe had a participation of 42.1% in the IPO and 53.0% in the follow on offering. Plaintiffs allege Direct General securities lost more than 31% of their value following the announcement in January 2005 of the impact on reserves of legislation adopted in Florida which resulted in additions to insurance loss reserves at Direct General. Plaintiffs assert claims against Keefe and the other underwriters, among others, under the federal securities laws. Plaintiffs seek unspecified damages, as well as fees, costs and pre-judgment interest. The suit is pending in the United States District Court for the Middle District of Tennessee. The Company believes that Keefe has valid defenses to these claims and Keefe intends to vigorously defend the action. Liabilities and costs associated with these claims may be covered by Direct General under the indemnification and contribution provisions of the related underwriting agreements.

(b)                                 Limited Partnership Commitments

As of September 30, 2006, the Company had approximately $12,979 in outstanding commitments for additional funding to limited partnership investments.

(6)           Notes Receivable from Stockholders

Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. At September 30, 2006, $9,923 was outstanding. Loans are payable in annual installments and bear interest between 2.70% and 5.00% per annum.

(7)           Financial Instruments with Off-Balance-Sheet Risk

In the normal course of its proprietary trading activities, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments, primarily options, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options are conducted through regulated exchanges, which clear and guarantee performance of counterparties.

Also in connection with its proprietary trading activities, the Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at market values of the related securities and will incur a trading loss if the market value of the securities increases subsequent to the consolidated financial statements date.

(a)           Broker-Dealer Activities

The Company clears securities transactions on behalf of customers through its clearing brokers. In connection with these activities, customers’ unsettled trades may expose the Company to off-balance-sheet credit risk in the event customers are unable to fulfill their contracted obligations. The Company seeks to control the risk associated with its customer activities by monitoring the creditworthiness of its customers.

(b)           Derivative Financial Instruments

The Company’s derivative activities consist of writing and purchasing listed equity options and futures on interest rate and currency products for trading purposes and are included in securities owned at market value in the accompanying consolidated statements of financial condition. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.

In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional contract amounts, which are not included on the consolidated statements of financial condition, are used as a basis to calculate contractual cash flows to be exchanged and generally are not actually paid or received.

A summary of the Company’s listed options and futures contracts as of and for the nine months ended September 30, 2006 and as of and for the year ended December 31, 2005 is as follows:

	Contract notional amount	Average fair value	End of period fair value
September 30, 2006:
Purchased options	$—	$63	$—
Written options	6,833	111	428
Written futures contracts	—	811	—
December 31, 2005:
Purchased options	$975	$9	$23
Written options	—	20	—
Written futures contracts	750	501	891

(8)           Concentrations of Credit Risk

The Company is engaged in various securities trading and brokerage activities servicing primarily domestic and foreign institutional investors and, to a lesser extent, individual investors. Nearly all of the Company’s transactions are executed with and on behalf of institutional investors, including other brokers and dealers, commercial banks, mutual funds, and other financial institutions. The Company’s exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets.

A substantial portion of the Company’s marketable securities are common stock and debt of financial institutions. The credit and/or market risk associated with these holdings can be directly impacted by factors that affect this industry such as volatile equity and credit markets and actions of regulatory authorities.

(9)           Membership in Exchanges

Membership in exchanges were valued at cost and included in other assets on the consolidated statements of financial condition. On March 8, 2006 the NYSE merged with Archipelago. The Company’s seat was converted to $405 in cash and 78,601 shares of the combined entity. As of September 30, 2006, the Company held 27,721 shares of the combined entity. Included in net gain on investments is a gain of $4,925 relating to the conversion including unrealized gain on shares held.

(10)         Restricted Stock Units

The following table details the issuance of restricted stock units:

	Nine Months Ended September 30, 2006		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units (RSU)
Balance, January 1, 2006	197,585	1,553,418	$10.11	$6.57
Granted	3,698	—	9.98	—
Vested	(91,590)	91,590	9.87	9.87
Converted and redeemed	—	(205,153)	—	6.70
Balance, September 30, 2006	109,693	1,439,855	10.32	6.76

(11)         Net Income Available to Mandatorily Redeemable Common Stockholders per Share (“EPS”)

The computations of basic and diluted net income available to mandatorily redeemable common stockholders per share (“EPS”) are set forth below:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Numerator for basic and diluted EPS—net income available to mandatorily redeemable common stockholders	$9,310	$3,956	$27,860	$10,072

Denominator for basic EPS—weighted average number of common shares	26,749,483	27,748,158	27,013,417	26,718,953
Effect of dilutive securities restricted stock units	—	5,719	—	22,489

Denominator for diluted EPS—weighted average number of common shares and dilutive potential common shares	26,749,483	27,753,877	27,013,417	26,741,442

Basic EPS	$0.35	$0.14	$1.03	$0.38
Diluted EPS	0.35	0.14	1.03	0.38

(12)         Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and NYSE, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires that Keefe maintain minimum net capital, as defined, of $3.0 million as of September 30, 2006. These rules also require Keefe to notify and sometimes obtain approval from the NYSE for significant withdrawals of capital.

The following table details Keefe’s capital and capital in excess of the minimum required, as at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Net Capital	$104,929	$53,070
Excess	$102,104	$45,041

KBWL is an investment firm authorized and regulated by the FSA and is subject to the capital requirements of the FSA. As of September 30, 2006, KBWL was in compliance with its local capital adequacy requirements.

(13)         Recently Issued Accounting Standards, Not Yet Adopted

(a)           FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which will become effective for us on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

(b)           SFAS No. 157, Fair Value Measurements (“SFAS 157”). In September 2006, FASB issued SFAS 157 which will become effective for us January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures with respect to fair value measurements. We are assessing SFAS No. 157 to determine the financial impact, if any, on our consolidated statements of financial condition and income.

(c)  SAB 108, In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 permits KBW, Inc. to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the 2006, with an offsetting adjustment to the retained earnings at January 1, 2006. SAB 108 also requires the adjustment of interim financial statements within 2006 for the effects of such errors on the quarters when the information is next presented. Such adjustments will not require the previously filed reports with the SEC to be amended. We are assessing SAB 108 determine the financial impact, if any, on our consolidated statements of financial condition and income.

(14)         Subsequent Event

Initial Public Offering and the Amended and Restated Stockholders’ Agreement

At September 30, 2006, all of KBW, Inc.’s shares were directly or beneficially owned by its employees. In August 2006, KBW, Inc. filed a registration statement with the SEC on Form S-1 under the Securities Act of 1933, as amended, with respect to the offering of its common stock. The IPO became effective November 8, 2006 and the Company issued 3.9 million shares of common stock at an offering price of $21.00 per share. The net proceeds to the Company were approximately $75,200, net of the Company's offering cost. KBW, Inc. intends to use the net proceeds for general corporate purposes, including support and expansion of our existing business. In additional KBW, Inc.’s employees sold approximately 3.9 million of their shares in the IPO.

In addition, on November 8, 2006, the 2005 Stockholders’ Agreement was terminated and a new amended and restated Stockholders’ Agreement (the 2006 Stockholders’ Agreement) was entered into by certain employees who are stockholders of the Company. The 2006 Stockholders’ Agreement provides that certain stockholders who are employees are limited in their disposition of their shares during the first five years following the completion of the IPO. Under the 2006 Stockholders’ Agreement the Company will no longer be obligated to repurchase common stock at its book value. As a result, in accordance with SFAS 150, the Company’s common stock is classified as equity.

In connection with the IPO, the Company completed a 43 for 1 stock split in the form of a dividend on all then outstanding shares. All references to number of shares and restricted stock units and per share amounts in these consolidated financial statements and accompanying notes have been adjusted to reflect the stock split on a retroactive basis as if such stock split had occurred on January 1, 2005.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited condensed consolidated financial statements and the related notes included elsewhere herein this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-136509), which was declared effective on November 8, 2006.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of filing of this report to conform such statements to actual results or revised expectations.

Overview

We are a leading full service investment bank specializing in the financial services industry. Our business includes the following areas:

•         Investment banking, including M&A and other strategic advisory and offerings of equity and fixed income securities;

•         Equity and fixed income sales and trading; and

•         Equity and fixed income research.

Our clients include banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. We provide sales and trading services to many institutional customers in the United States and Europe interested in the financial services industry.

Many external factors affect our revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments and competition. These factors influence levels of equity security issuance and M&A activity generally including the financial services industry, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our sales and trading business. Commission rates, market volatility and other factors also affect our sales and trading revenues and may cause our sales and trading revenues to vary from period to period. Because of these operating issues with respect to our business are unpredictable and beyond our control, our earnings may fluctuate significantly from year to year and quarter to quarter. We are also subject to various legal and regulatory actions that impact our business and financial results.

Our revenues and expenses over the past four years reflect the re-staffing and replacement of personnel, facilities and equipment following the World Trade Center attacks in September 2001. The rebuilding was most significant in the research, equity sales and trading and fixed income sales and trading areas. As we expanded our research coverage and successfully rebuilt the equity sales department our commission revenue increased while overall equity commissions for the entire brokerage industry were decreasing. Our fixed income department was almost completely re-staffed and grew quickly in the relatively favorable fixed income market environment of 2002 and 2003. Beginning in 2004 and through 2005, our fixed income sales and trading was impacted by a flat yield curve which reduced bank, thrift and other financial institutions customer activity.

Consistent with our income statement presentation, we manage our business and analyze our financial performance based on the nature of the services rendered to our clients. Employee compensation is our primary cost, and we base our compensation structure on fixed salaries plus year-end bonuses. Our non-compensation costs generally do not relate directly to the service revenue we receive. We do not calculate marginal costs of providing services, nor do we price our services using marginal costs. Prices for our services are determined based primarily on active competition in the marketplace.

We do not price or bill for any of our services based on time or expenses incurred to provide the service, other than out-of-pocket expense reimbursements. In determining whether to pursue opportunities in the marketplace, costs are not a primary driver of our decision. Further, should we attempt to price our services based on costs, we would expect that such efforts would be of little value or concern to our clients who will seek to negotiate price based solely on pricing in the competitive marketplace for services of similar quality.

Revenues

We operate our business as a single segment. However, we derive revenues from two primary sources, investment banking and sales and trading.

Investment Banking

We earn fees for underwriting securities offerings, arranging private placements and providing strategic advisory services in M&A and other transactions.

•         Underwriting revenues. We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and fixed income offerings. Underwriting revenues include management fees, underwriting fees and selling concessions, including fees related to mutual thrift conversions. We record underwriting revenues, net of related expenses, at the time the underwriting is completed. In syndicated underwritten transactions management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenue net of such expenses. On final settlement, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as lead manager.

•         Strategic advisory revenues. Our strategic advisory revenues primarily include success fees, as well as retainer fees, earned in connection with advising companies, both buyers and sellers, principally in M&A. We also earn fees for related advisory work and other services such as providing fairness and valuation opinions. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

•         Private placement revenues. We earn agency placement fees in non-underwritten transactions such as private placements, including securitized debt offerings collateralized by financial services issuers’ securities ("PreTSL"). We record private placement revenues on the closing date of the transaction.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Sales and Trading

Our sales and trading revenues consist of commissions and principal transactions revenues. The trading gains and losses include net gains from proprietary trading and the results of activities that support the facilitation of customer orders in both listed and over-the-counter stocks and fixed income securities.

•      Commissions. Our sales and trading business generates revenue from equity securities trading commissions paid by institutional investor customers. Commissions are recognized on a trade date basis.

•      Principal transactions. With respect to our principal transactions, there are two sources of sales and trading revenues—Fixed Income and Equities.

Fixed Income. our sales and trading revenues include net trading gains and losses from acting as a principal in the facilitation of customer orders. Our fixed income sales and trading includes new issue and secondary market trading in mortgage backed securities, U.S. government and agency securities and corporate debt securities. We also maintain a financial strategies group that advises customers on the structure of their investment portfolios. Our loan portfolio sales group also performs similar services arranging for the purchase or sale of performing or non-performing loans.

Equities. our sales and trading revenues include net trading gains and losses from principal transactions, which include investing in securities for our own account. In addition, we act as a market-maker in over-the-counter common equity securities. Our market-maker positions are typically held for a very short duration.

Net Gains on Investments

Net gains on investments include realized and unrealized gains and losses on securities that are considered not readily marketable. Such securities include limited partnership interests in private equity funds and long-term proprietary investments in financial services companies. Long-term proprietary investments in financial services companies are considered non-marketable because there is no market or the quoted market prices may not reflect fair value or because they cannot be publicly offered or sold unless registration has been effected under the Securities Act or cannot be offered or sold because of other arrangements, restrictions or conditions.

Interest and Dividend Income

Interest and dividend income primarily consists of interest earned on our interest bearing assets including securities held for securitization and interest and dividends on securities maintained in investment accounts or trading accounts related to our sales and trading business.

Investment Advisory Fees

Investment advisory fees consist of management and investment performance fees accrued on assets under management by KBW Asset Management, a wholly-owned registered investment advisor subsidiary. Investment performance fees are not included in revenues until the end of the performance period.

Other

Other income includes sublease income and increases in the cash surrender value of whole life insurance policies that we own covering certain former senior officers.

Expenses

In mid 2004, we expanded our research and equity sales and trading to include European financial services industry equities. This expansion resulted in substantial growth in our London office personnel which increased employee compensation and related communication and data processing expense and occupancy expense. In addition, the majority of the personnel who joined us in 2004 in connection with this expansion had employment contracts that included guaranteed year-end bonuses for 2004 and 2005, which guarantees did not carry over to 2006.

A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, communication and data processing and travel and entertainment expenses. We intend to maintain our employee compensation and benefits expense within a general target range of 55% to 60% of total revenues, although we may change this rate at any time. This percentage range includes all cash and non-cash compensation and benefit expense.

Certain data processing systems that support equity and fixed income trading, research, payroll, human resources and employee benefits are service bureau based. This means that they are operated in the vendors’ data centers. We believe that this stabilizes our fixed costs associated with data processing. We also license vendor information databases to support investment banking, sales and trading and research. Vendors may, at the end of contractual terms, terminate our rights or modify or significantly alter product and service offerings or related fees, which may affect our ongoing business activities or related costs.

Most of our offices were replaced in the last five years, substantially upgrading the nature of the space we occupy and creating a uniformly up-to-date infrastructure, and are generally under long-term leases. We believe that as a result our occupancy costs are likely to be relatively stable and fixed for the next several years.

Compensation Expense

Compensation and benefits expense for our employees is the principal component of our expenses and includes salaries, overtime, bonuses, grants of awards based on our common stock, benefits, employment taxes and other employee costs. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior employees typically make up a large portion of their total compensation. Compensation is generally accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our consolidated statements of income.

Non-Compensation Expense

Occupancy and Equipment

These expenses include rent and utilities associated with our various offices, depreciation of leasehold improvements and furniture and fixtures, occupancy and premises taxes and other fixed asset service fees.

Communications and Data Processing

These expenses include costs for data processing and telephone and data communication, primarily consisting of expenses for obtaining third-party market data primarily used by personnel in sales and trading. We also incur expenses related to electronic trading network connections and depreciation of computer and communication equipment.

Brokerage and Clearance

These expenses include floor brokerage, local broker commissions and clearance charges paid to clearing firms that fluctuate depending on the volume of trades we complete.

Interest

Interest expense is incurred on bank loans, repurchase agreements, interest bearing securities sold short and securities owned financing provided by clearing firms.

Other

Other expenses include consulting fees, professional fees, travel and entertainment expenditures, charitable contributions and research delivery costs.

In November 2006, we completed the IPO. We anticipate that other expenses will increase as a result of increased regulatory requirements, compliance with the mandates of the Sarbanes-Oxley Act, and various other costs related to operating as a public company.

Provision for Income Taxes

We account for income taxes consistent with the asset and liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

Consolidated Results of Operations

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Overview

Total revenues increased $69.6 million, or 32.1%, to $286.4 million for the nine months ended September 30, 2006 compared with $216.7 million for the nine months ended September 30, 2005. This increase was primarily due to increases in investment banking revenues of $33.2 million and commissions of $16.5 million.

Total expenses increased $39.6 million or 20.0%, to $238.3 million for the nine months ended September 30, 2006 compared with $198.6 million for the nine months ended September 30, 2005, primarily due to an increase in compensation and benefits expense resulting from the increase in revenues. Non-compensation expenses increased $6.2 million during this period primarily as a result of an increase of $2.5 million in brokerage and clearance due to increased trading volume in European equities including commissions paid to local brokers and increased interest expense of $3.3 million.

The effective tax rate was 42.0% for the nine months ended September 30, 2006 compared to an effective tax rate of 44.3% for the same period of 2005. The decrease in the effective tax rate reflects the reversal of 2005 tax provisions as a result of the finalization and filing of 2005 state and local tax returns in the third quarter of 2006. Such final returns reflected lower than estimated tax liabilities for 2005 for state and local taxes as a result of favorable allocations of taxable income among various state and local jurisdictions for 2005.

We recorded net income available to mandatorily redeemable common stockholders of $27.9 million for the nine months ended September 30, 2006 compared with $10.1 million for the nine months ended September 30, 2005.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Nine Months Ended September 30,		Period-to-Period
	2006	2005	$ Change	% Change
	(unaudited)
	(dollars in thousands)
Revenues:
Investment banking	$142,833	$109,674	$33,159	30.2%
Commissions	86,039	69,507	16,532	23.8
Principal transactions, net	24,693	19,329	5,364	27.8
Net gain on investments	10,615	2,156	8,459	392.3
Interest and dividend income	19,323	11,745	7,578	64.5
Investment advisory fees	1,293	1,089	204	18.7
Other	1,561	3,220	(1,659)	(51.5)
Total revenues	286,357	216,720	69,637	32.1

Expenses:
Compensation and benefits	166,847	133,367	33,480	25.1
Occupancy and equipment	13,047	12,597	450	3.6
Communications and data processing	14,387	14,170	217	1.5
Brokerage and clearance	14,993	12,532	2,461	19.6
Interest	8,278	5,027	3,251	64.7
Other	20,739	20,953	(214)	(1.0)
Total non-compensation expense	71,444	65,279	6,165	9.4
Total expenses	238,291	198,646	39,645	20.0

Income before income tax expense	48,066	18,074	29,992	165.9
Income tax expense	20,206	8,002	12,204	152.5
Net income available to mandatorily redeemable common stockholders	$27,860	$10,072	$17,788	176.6%

Revenues

Investment Banking

Investment banking revenues increased $33.2 million, or 30.2%, to $142.8 million for the nine months ended September 30, 2006 compared with $109.7 million for the nine months ended September 30, 2005. The increase reflects significant improvements in our underwriting revenues partially offset by a decrease in our M&A related fees. Private placement revenue increased $28.5 million or 74.4% to $66.8 million for the nine months ended September 30, 2006 compared to $38.3 million for the same period in 2005. This increase was due to larger structured finance transactions in 2006. Our underwriting revenues increased $10.3 million, or 33.2%, to $41.3 million for the nine months ended September 30, 2006 compared with $31.0 million for the nine months ended September 30, 2005. The net increase in underwriting revenues was a result of more equity underwriting transactions in 2006. This was partly offset by a decrease in revenues with respect to fixed income underwritings. M&A and advisory fees decreased $5.8 million, or 14.3%, to $34.7 for the nine months ended September 30, 2006 compared with $40.5 million for the nine months ended September 30, 2005. This decrease was primarily related to a decrease in the number of transactions closed. In addition, several larger than average M&A transaction fees were earned during the nine months ended September 30, 2005.

Commissions

Commissions increased $16.5 million, or 23.8%, to $86.0 million for the nine months ended September 30, 2006 compared with $69.5 million for the nine months end September 30, 2005, primarily as a result of a $11.9 million increase in European equities’ commission revenue, attributable to new accounts and increased customer activity.

Principal Transactions, Net

Principal transactions revenues were derived from transactions with customers in fixed-income securities, market-making in equity securities and proprietary trading in equity securities. These revenues increased by $5.4 million, or 27.8%, to $24.7 million for the nine months ended September 30, 2006 compared with $19.3 million for the nine months ended September 30, 2005. This increase was the net result of:

•         an increase of realized and unrealized profits from proprietary trading in equity securities;

•         lower realized and unrealized losses from market-making positions in equity securities; and

•         decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups.

Net Gain on Investments

Net gain on investments increased $8.5 million to $10.6 million for the nine months ended September 30, 2006 compared with a net gain of $2.2 million for the nine months ended September 30, 2005. The increase was primarily the result of a gain of $4.8 million earned in the first quarter 2006 with respect to the exchange of our New York Stock Exchange seat for cash and shares of the merged NYSE Group, Inc.

Interest and Dividend Income

Interest and dividend income increased $7.6 million, or 64.5%, to $19.3 million for the nine months ended September 30, 2006 compared with $11.7 million for the nine months ended September 30, 2005. This increase resulted from increased levels of capital securities held pending securitization transactions, higher average balances of equity securities owned and higher interest rates in the nine months ended September 30, 2006 relative to the same period in 2005.

Investment Advisory Fees

Investment advisory fees were approximately $1.3 million for the nine months ended September 30, 2006 and $1.1 million for the nine month period ended September 30, 2005.

Other

Other revenues decreased $1.7 million, or 51.5% to $1.6 million for the nine months ended September 30, 2006 compared with $3.2 million for the nine months ended September 30, 2005. The decrease in other revenues is primarily due to lower miscellaneous fees in 2006.

Expenses

Compensation and Benefits

Compensation and benefits expense increased $33.5 million, or 25.1%, to $166.8 million for the nine months ended September 30, 2006 compared with $133.4 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in compensation expense resulting from the increase in accrued bonuses as a result of increased total revenues. Compensation and benefits as a percentage of total revenues were 58.3% for the nine months ended September 30, 2006 compared with 61.5% for the nine months ended September 30, 2005.

Occupancy and Equipment

Occupancy and equipment expense increased $0.5 million, or 3.6%, to $13.0 million for the nine months ended September 30, 2006 compared with $12.6 million for the nine months ended September 30, 2005. The increase is attributable to higher leasehold improvements and equipment depreciation expense and higher rent expense associated with the London office expansion and relocation of the San Francisco office.

Communications and Data Processing

Communications and data processing expense increased $0.2 million, or 1.5%, to $14.4 million for the nine months ended September 30, 2006 compared with $14.2 million for the nine months ended September 30, 2005.

Brokerage and Clearance

Brokerage and clearance expense increased $2.5 million, or 19.6%, to $15.0 million for the nine months ended September 30, 2006 compared with $12.5 million for the nine months ended September 30, 2005. This increase was attributable to greater volume of execution through local brokers in certain European markets in which we were not a member of the local stock exchange and higher European equities’ clearance costs that resulted from higher volume.

Interest

Interest expense increased $3.3 million, or 64.7%, to $8.3 million for the nine months ended September 30, 2006 compared with $5.0 million for the nine months ended September 30, 2005. The increase was primarily the result of an increase in short-term bank debt secured by capital securities held for securitization in 2006 and generally higher interest rates in the first nine months of 2006 compared to the same period of 2005.

Other

Other expenses were $20.7 million for the nine months ended September 30, 2006 and $21.0 million for the nine months ended September 30, 2005.

Income Tax Expense

Income tax expense was $20.2 million in the nine months September 30, 2006, which equates to an effective tax rate of 42.0%, compared with $8.0 million in the nine months ended September 30, 2005 which equates to an effective tax rate of 44.3%. The decrease in the effective tax rate reflects the reversal of 2005 tax provisions as a result of the finalization and filing of 2005 state and local tax returns in the third quarter of 2006. Such final returns reflected lower than estimated tax liabilities for 2005 for state and local taxes as a result of favorable allocations of taxable income among various state and local jurisdictions for 2005.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Overview

Total revenues increased $15.2 million, or 19.5%, to $93.2 million for the three months ended September 30, 2006 compared with $78.0 million for the three months ended September 30, 2005. This increase was primarily due to an increase in investment banking revenues of $10.5 million and interest and dividend income of $4.2 million.

Total expenses increased $7.9 million or 11.1%, to $78.6 million for the three months ended September 30, 2006 compared with $70.7 million for the three months ended September 30, 2005, primarily due to an increase in compensation and benefits expense resulting from the increase in revenues. Non-compensation expenses increased $2.0 million primarily as a result of an increase in interest expense due to higher levels of capital securities held pending securitization transactions.

The effective tax rate was 36.4% for the three months ended September 30, 2006 compared to an effective tax rate of 45.6% for the same period of 2005. The decrease in the effective tax rate reflects the reversal of 2005 tax provisions as a result of the finalization and filing of 2005 state and local tax returns in the third quarter. Such final returns reflected lower than estimated tax liabilities for 2005 for state and local taxes as a result of permanent favorable allocations of taxable income among various state and local jurisdictions.

We recorded net income available to mandatorily redeemable common stockholders of $9.3 million for the three months ended September 30, 2006 compared with $4.0 million for the three months ended September 30, 2005.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended September 30,		Period-to-Period
	2006	2005	$ Change	% Change
	(unaudited)
	(dollars in thousands)
Revenues:
Investment banking	$49,204	$38,742	$10,462	27.0%
Commissions	25,479	24,094	1,385	5.7
Principal transactions, net	6,670	7,359	(689)	(9.4)
Net gain on investments	2,897	1,787	1,110	62.1
Interest and dividend income	7,595	3,363	4,232	125.8
Investment advisory fees	508	358	150	41.9
Other	859	2,268	(1,409)	(62.1)
Total revenues	93,212	77,971	15,241	19.5

Expenses:
Compensation and benefits	54,118	48,284	5,834	12.1
Occupancy and equipment	4,528	4,385	143	3.3
Communications and data processing	5,113	4,685	428	9.1
Brokerage and clearance	3,976	4,016	(40)	(1.0)
Interest	3,014	1,331	1,683	126.4
Other	7,822	8,003	(181)	(2.3)
Total non-compensation expense	24,453	22,420	2,033	9.1
Total expenses	78,571	70,704	7,867	11.1

Income before income tax expense	14,641	7,267	7,374	101.5
Income tax expense	5,331	3,311	2,020	61.0
Net income available to mandatorily redeemable common stockholders	$9,310	$3,956	$5,354	135.3%

Revenues

Investment Banking

Investment banking revenues increased $10.5 million, or 27.0%, to $49.2 million for the three months ended September 30, 2006 compared with $38.7 million for the three months ended September 30, 2005. Private placements revenue increased $10.5 million, or 88.2% to $22.4 million for the three months ended September 30, 2006 compared with $11.9 million for the three months ended September 30, 2005. The increase in private placements was a result of the larger size of structured finance private placements in the three months ended September 30, 2006 compared to the same period in 2005. M&A and advisory fees increased $7.1 million, or 74.7%, to $16.6 million for the three months ended September 30, 2006 compared with $9.5 million for the same quarter in 2005 as a result of an increase in the number of transactions closed. Our underwriting revenues decreased $7.2 million, or 41.4% to $10.2 million for the three months ended September 30, 2006 compared with $17.4 million for the three months ended September 30, 2005 as a result of fewer transactions in 2006 and larger size transactions in 2005.

Commissions

Commissions increased $1.4 million, or 5.7%, to $25.5 million for the three months ended September 30, 2006 compared with $24.1 million for the three months ended September 30, 2005 primarily as a result of a $1.3 million increase in European equities commission revenue.

Principal Transactions, Net

Principal transactions revenues were derived from transactions with customers in fixed-income securities, market-making in equity securities and proprietary trading in equity securities. These revenues decreased by $0.7 million, or 9.4%, to $6.7 million for the three months ended September 30, 2006 compared with $7.4 million for the three months ended September 30, 2005. This decrease was the net result of:

•         decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns;

•         net realized and unrealized gains in the three months ended September 30, 2006 compared to a net loss for the three months ended September 30, 2005 from market making positions on equity securities; and

•         partially offset by higher realized and unrealized gains from proprietary trading in equity securities.

Net Gain on Investments

Net gain on investments was $2.9 million in the three months ended September 30, 2006 and $1.8 million for the same period in 2005.

Interest and Dividend Income

Interest and dividend income increased $4.2 million or 125.8%, to $7.6 million for the three months ended September 30, 2006 compared with $3.4 million for the three months ended September 30, 2005, resulting from increased levels of capital securities held pending securitization transactions, higher average balances of equity securities owned and higher interest rates in the three months ended September 30, 2006 compared with the three months ended September 30, 2005.

Investment Advisory Fees

Investment advisory fees were $0.5 million and $0.4 for the three months ended September 30, 2006 and 2005, respectively.

Other

Other revenues decreased $1.4 million, or 62.1% to $0.9 million for the three months ended September 30, 2006 compared with $2.3 million for the three months ended September 30, 2005. The decrease in other revenue is primarily due to lower miscellaneous fees in 2006.

Expenses

Compensation and Benefits

Compensation and benefits expense increased $5.8 million, or 12.1% to $54.1 million for the three months ended September 30, 2006 compared with $48.3 million for the three months ended September 30, 2005. This increase was primarily due to an increase in compensation expense resulting from the increase in accrued bonuses based on increased total revenues. Compensation and benefits as a percentage of total revenues were 58.1% for the three months ended September 30, 2006 compared with 61.9% for the three months ended September 30, 2005.

Occupancy and Equipment

Occupancy and equipment expense increased $0.1 million, or 3.3%, to $4.5 million for the three months ended September 30, 2006 compared with $4.4 million for the three months ended September 30, 2005.

Communications and Data Processing

Communications and data processing expense increased $0.4 million, or 9.1%, to $5.1 million for the three months ended September 30, 2006 compared with $4.7 million for the three months ended September 30, 2005.

Brokerage and Clearance

Brokerage and clearance expense was $4.0 million for the three months ended September 30, 2006 and 2005.

Interest

Interest expense increased $1.7 million, or 126.4%, to $3.0 million for the three months ended September 30, 2006 compared with $1.3 million for the three months ended September 30, 2005. The increase in interest expense was primarily the result of an increase in short-term bank debt secured by capital securities held for securitization in the third quarter of 2006 compared to that same quarter in 2005 and higher interest rates during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Other

Other expenses decreased $0.2 million, or 2.3%, to $7.8 million for the three months ended September 30, 2006 compared to $8.0 million for the three months ended September 30, 2005.

Income Tax Expense

Income tax expense was $5.3 million in the three months ended September 30, 2006, which equates to an effective tax rate of 36.4%, compared to $3.3 million in the three months ended September 30, 2005, which equates to an effective tax rate of 45.6%. The decrease in the effective tax rate reflects the reversal of 2005 tax provisions as a result of the finalization and filing of 2005 state and local tax returns in the third quarter of 2006. Such final returns reflected lower than estimated tax liabilities for 2005 for state and local taxes as a result of favorable allocations of taxable income among various state and local jurisdictions for 2005.

Liquidity and Capital Resources

We are the parent of Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management, Inc. and KBW Ventures, Inc. Dividends and other transfers from our subsidiaries are our primary source of funds to satisfy our capital and liquidity requirements. Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe and KBWL to us. Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers and trade creditors of Keefe, KBWL and KBW Asset Management.

We monitor and evaluate the composition and size of our assets and operating liabilities. As a result of our market making, customer and proprietary activities (including securitization activities), the overall size of total assets and operating liabilities fluctuate from period to period. Our assets generally consist of cash and cash equivalents, securities, resale agreement balances and receivables.

Our operating activities generate cash resulting from net income available to mandatorily redeemable common stockholders earned during the period and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in securities owned on a proprietary basis and investment positions in response to changing trading strategies and market conditions.

We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of September 30, 2006, we had liquid assets of $242.6 million, primarily consisting of cash and cash equivalents, securities purchased under resale agreements and receivables from clearing brokers. We also periodically utilize short term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL product pool formation. On one occasion in the past three years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time period. See “Subsequent Event” page 43.

The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus and retention compensation payments, which make up a larger portion of total compensation, are generally paid once a year. Bonus and retention compensation payments for a given year are generally paid in February of the following year. We continually monitor our liquidity KBW, Inc. and Subsidiaries position and believe our available liquidity will be sufficient to fund our ongoing activities over the next twelve months.

As a registered broker-dealer and member firm of the NYSE, Keefe is subject to the uniform net capital rule of the SEC. We use the basic method permitted by the uniform net capital rule, which generally requires that the ratios of aggregate indebtedness to net capital shall not exceed 15 to 1. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We expect these limits will not impact our ability to meet current and future obligations.

At September 30, 2006, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $104.9 million, or $102.1 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority.

Cash Flows

Nine months ended September 30, 2006. Cash increased by $0.3 million for the nine months ended September 30, 2006, primarily as a result of cash provided by operating activities partially offset by cash used in financing and investing activities.

Our operating activities provided cash of $5.3 million due to net income available to mandatorily redeemable common stockholders of $34.4 million, adjusted for non-cash expense items of $6.5 million and increases in operating liabilities of $51.6 million, offset by cash used by increases in operating assets of $80.7 million. Non-cash expenses consisted primarily of depreciation and amortization of $4.4 million and compensation expense related to restricted stock units of $1.3 million. Cash used by increases in operating assets consisted primarily of a $42.3 million increase in receivables from clearing brokers, a $27.1 million increase in securities owned, at fair value and a $19.2 million increase in securities not readily marketable, at fair value partially offset by a decrease of $10.9 million in accounts receivable. Cash provided by operating liabilities consisted primarily of increases of $84.4 million in securities sold under repurchase agreements and $55.1 million in securities sold, not yet purchased, at fair value partially offset by a $54.8 million decrease in payable to clearing broker and a $31.5 million decrease in short-term borrowings.

Our financing activities used $3.8 million primarily as a result of purchases of common stock from stockholders of $9.6 million and the issuance and our purchases of common stock issued on restricted stock units redeemed of $1.4 million partially offset by repayments of notes receivable from stockholders of $6.5 million.

Our investing activities used cash of $2.0 million in the purchases of furniture, equipment and leasehold improvements.

Contractual Obligations

Contractual obligations with respect to operating lease obligations have not materially changed since December 31, 2005. The following table provides a summary of our contractual obligations as of December 31, 2005:

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	2011 and thereafter
	(in thousands)
Operating lease obligations(1)	$105,556	$10,834	$19,918	$19,112	$55,692
Other contractual obligations(2)	—	—	—	—	—
Total	$105,556	$10,834	$19,918	$19,112	$55,692

(1)	Excludes future lease obligations related to a new office location in London because the sub-lease has not yet been executed.

(2)	Excludes capital commitments that can be called at any time on private limited partnership interests of $11.2 million at December 31, 2005 and $13.0 million at September 30, 2006.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2006. However, as described below under “—Qualitative and Quantitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

We are a member of various exchanges that trade and clear securities or futures contracts. As a member of these exchanges, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. To mitigate these performance risks, the exchanges often require members to post collateral as well as meet minimum financial standards. While the rules governing different exchange memberships vary, our guarantee obligations generally would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. We have not recorded any contingent liability in our consolidated financial statements for these agreements and believe that any potential requirement to make payments under these agreements is remote.

Qualitative and Quantitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments.

We trade in equity and debt securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures.

In connection with our sales and trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Management monitors risks in its trading activities by establishing limits for each trading desk and reviewing daily trading results, inventory aging, securities concentrations and ratings. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters. Activities include price verification procedures, position reconciliations and reviews of transaction bookings. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

The following table sets forth our month-end high, low and average long/short securities owned for the nine months ended September 30, 2006:

	High	Low	Average
	(in thousands)
Long Value
Equities	$114,074	$82,848	$99,934
Corporate Debt	264,156	176,441	210,567
Government/Agency Debt	21,763	1,924	10,025
Mortgage Backed Securities	9,437	—	1,049

Short Value
Equities	$45,005	$27,498	$35,285
Corporate Debt	18,066	176	6,570
Government/Agency Debt	103,874	39,429	66,918

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold debt securities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Interest rate risk is primarily managed through the use of short positions in U.S. Treasury and corporate debt securities.

Credit Risk

We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client’s ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our Clearing Agreements with Pershing LLC, Pershing Securities Limited and Fortis Securities LLC, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations. In these situations, we may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. We seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

Inflation Risk

Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our combined financial condition and results of operations in certain businesses.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We are focused on maintaining our overall operational risk management framework and minimizing or mitigating these risks through continual assessment, reporting and monitoring of potential operational risks.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in the “Risk Factors” section of our registration statement on Form S-1 (File No. 333-136509) cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•                    the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•                    the impact of the estimate or assumption on our financial condition or operating performance is material.

Using these criteria, we believe the following to be our critical accounting policies:

Valuation of Financial Instruments

Substantially all of our financial instruments, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. “Securities owned,” “securities not readily marketable” and “securities sold, not yet purchased,” including options positions, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “Principal transactions” or “net gain on investments” in our consolidated statements of income. Financial instruments carried at contract amounts include “receivables from clearing brokers,” “payable to clearing broker,” “securities purchased under resale agreements” and “securities sold under repurchase agreements.”

Fair value of our financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant.

Among the factors that we consider in determining the fair value of KBW, Inc. and Subsidiaries financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield and other factors generally pertinent to the valuation of financial instruments.

Recently Issued Accounting Standards, Not Yet Adopted

(a)           FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which will become effective for us on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

(b)           SFAS No. 157, Fair Value Measurements (“SFAS 157”). In September 2006, FASB issued SFAS 157 which will become effective for us January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures with respect to fair value measurements. We are assessing SFAS No. 157 to determine the financial impact, if any, on our consolidated statements of financial condition and income.

(c)           SAB 108 In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 permits KBW, Inc. to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the 2006, with an offsetting adjustment to the retained earnings at January 1, 2006. SAB 108 also requires the adjustment of interim financial statements within 2006 for the effects of such errors on the quarters when the information is next presented. Such adjustments will not require the previously filed reports with the SEC to be amended. We are assessing SAB 108 to determine the financial impact, if any, on our consolidated statements of financial condition and income.

Subsequent Event

Initial Public Offering and the Amended and Restated Stockholders’ Agreement

At September 30, 2006, all of KBW, Inc.’s shares were directly or beneficially owned by its employees. In August 2006, KBW, Inc. filed a registration statement with the SEC on Form S-1 under the Securities Act of 1933, as amended, with respect to the offering of its common stock. The IPO became effective November 8, 2006 and the Company issued 3.9 million shares of common stock at an offering price of $21.00 per share. The net proceeds to the Company were approximately $75.2 million, net of the Company's offering cost. KBW, Inc. intends to use the net proceeds for general corporate purposes, including support and expansion of our existing business. In additional KBW, Inc.’s employees sold approximately 3.9 million of their shares in the IPO.

In addition, on November 8, 2006, the 2005 Stockholders’ Agreement was terminated and a new amended and restated Stockholders’ Agreement (the 2006 Stockholders’ Agreement) was entered into by certain employees who are stockholders of the Company. The 2006 Stockholders’ Agreement provides that certain stockholders who are employees are limited in their disposition of their shares during the first five years following the completion of the IPO. Under the 2006 Stockholders’ Agreement the Company will no longer be obligated to repurchase Common Stock at its book value. As a result, in accordance with SFAS 150, the Company’s Common Stock is classified as equity.

In connection with the IPO, the Company completed a 43 for 1 stock split in the form of a dividend on all then outstanding shares. All references to number of shares, restricted stock units and per share amounts including in the consolidated financial statements and accompanying notes included herein have been adjusted to reflect the stock split on a retroactive basis as if that such stock split had occurred on January 1, 2005.

ITEM 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.                                  Controls and Procedures

Our Management with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the current quarter covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KBW, Inc.

PART II—OTHER INFORMATION

ITEM 1.                                  Legal Proceedings

None.

ITEM 1A.                         Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Registration Statement on Form S-1 (File No. 333-136509), which was declared effective November 8, 2006.

ITEM 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2006, a total of 6,800,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), were sold in a registered public offering, of which 3,900,000 shares were sold by us and 2,900,000 shares were sold by certain selling stockholders. Such shares were sold pursuant to a registration statement on Form S-1 (Commission file number 333-136509) (the “Registration Statement”) which was declared effective by the Securities and Exchange Commission on November 8, 2006. On November 14, 2006 our underwriters exercised in full their option to acquire an additional 1,020,000 shares of our Common Stock from the selling stockholders. The offering has terminated, and all securities registered pursuant to our Registration Statement have been sold. Keefe, Bruyette & Woods, Inc (our wholly-owned subsidiary) (“Keefe”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters.

7,820,000 shares of Common Stock were registered pursuant to the Registration Statement at an aggregate estimated offering price of $164,220,000 (based upon the estimated maximum price of $21.00 per share that was estimated by us in accordance with Rule 457 of the Securities Act of 1933, as amended, prior to the pricing of the initial public offering). Including the full exercise of the overallotment option, all 7,820,000 shares were sold at an aggregate actual offering price of $164,220,000 (based upon the price of $21.00 per share at which the shares actually sold). Of such shares, 3,900,000 were sold by us at an aggregate actual offering price of $81,900,000 and 3,920,000 were sold by the selling stockholders (including 1,020,000 pursuant to the overallotment option exercise) at an aggregate actual offering price of $82,320,000. All net proceeds from the sale of Common Stock by the selling stockholders was retained by those selling stockholders. The underwriters’ discount was $1.47 per share, or approximately $11.5 million in the aggregate, including the overallotment exercise. Since the portion of the aggregate underwriters’ discount attributable to Keefe was approximately $3.7 million, the total unaffiliated underwriters’ discount was approximately $7.8 million in the aggregate. Additional expenses incurred by us in connection with the issuance and distribution of the Common Stock are approximately $2.7 million. The net offering proceeds to us after subtracting the portion of the unaffiliated underwriters’ discount attributable to the primary offering and these other expenses was approximately $75.2 million.

The net proceeds from the offering remain invested in a money market fund. It is our expectation that such proceeds will be used by us for general corporate purposes, including support and expansion of our existing businesses.

ITEM 3.                                  Defaults Upon Senior Securities

None.

ITEM 4.                                  Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of KBW, Inc. was held on October 30, 2006. 532,722 shares, or approximately 90.5% of all shares then outstanding and eligible to vote, were present at the meeting. The following is a brief description of the matters voted upon at such meeting, as well as voting results for each matter:

•      Amend and restate the Company’s amended and restated certificate of incorporation to, among other things, increase the authorized capitalization of the Company, and otherwise modify it to be appropriate for a public company (all 532,722 shares voted for the proposal).

•      Approve an amended and restated stockholders agreement between the Company and its stockholders that reflected the Company’s planned initial public offering (528,856 shares voted for the proposal; 3,577 shares voted against; 289 shares abstained).

•      Approve the equity incentive plan that had been adopted by the Company’s board of directors (532,002 shares voted for the proposal; 0 shares voted against; 720 shares abstained).

•      Approve the annual bonus plan that had been adopted by the Company’s board of directors (532,002 shares voted for the proposal; 0 shares voted against; 720 shares abstained).

ITEM 5.                                  Other Information

None.

ITEM 6.                                  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2006

KBW, INC.

By:	/s/ JOHN G. DUFFY
Name: John G. Duffy
Title: Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
Name: Robert Giambrone
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of KBW, Inc.
3.2		Amended and Restated Bylaws of KBW, Inc.
4.1		Second Amended and Restated Stockholders’ Agreement.
10.1	†	Employment Agreement with John G. Duffy.
10.2	†	Employment Agreement with Thomas B. Michaud.
10.3	†	Employment Agreement with Andrew M. Senchak.
10.4	†	2006 Equity Incentive Plan.
10.5	†	Bonus Plan.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Indicates a management contract or compensatory arrangement.