Form 10-K
period 2006-12-31
KBW, INC.
filed 2007-04-02
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 001-33138

KBW, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, New York, New York 10019
(Address of principal executive offices)

Registrant’s telephone number, including area code:
212-887-7777

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: N/A (the registrant was not yet a public company)

As of February 28, 2007, there were 29,226,483 shares of the registrant’s common stock outstanding, excluding 2,941,767 shares of unvested restricted stock.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2007 annual meeting of stockholders to be held on June 6, 2007 are incorporated by reference in this Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

We have made statements in this Form 10-K in Item 1 — “Business”, Item 1A — “Risk Factors”, Item 3 — “Legal Proceedings”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under Item 1A — “Risk Factors” in this Form 10-K.

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

ii

PART I

When we use the terms “KBW,” “KBW, Inc.,” “the Company,” “we,” “us” and “our,” we mean the combined business of KBW, Inc., a Delaware corporation, and of its consolidated subsidiaries, unless the context otherwise indicates. KBW, Inc. became the holding company for all other subsidiary operating companies in August 2005. Prior to August 2005, Keefe, Bruyette & Woods, Inc., now an operating subsidiary, was the parent company and references to “KBW” or the “Company” or “we”, “us” and “our” prior to August 2005 refer to the consolidated company structure prior to that date. All data provided herein is as of or for the period ended December 31, 2006 unless otherwise expressly noted.

Item 1.	Business.

Overview

We are a full service investment bank specializing in the financial services industry. Since our founding in 1962, our commitment to this industry, our long-term relationships with clients and our recognized industry expertise have made us a trusted advisor to our corporate clients and a valuable resource for our institutional investor customers. We have built our reputation for excellence in financial services on the basis of our research platform, our senior professionals, our track record of market innovation, and the strength of our execution capabilities. Our principal activities are:

•	Investment banking. We provide a full range of investment banking services, including mergers and acquisitions (“M&A”) and other strategic advisory services, equity and fixed income securities offerings, structured finance and mutual thrift conversions.

•	Equity and fixed income sales and trading. We trade a broad array of financial services stocks, with an emphasis on the small and mid cap segment, and a wide range of fixed income securities. Our sales force is trained in the analysis of financial services companies and has strong relationships with many of the world’s largest institutional investors.

•	Research. We provide fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions. As of December 31, 2006, our research department covered an aggregate of 505 financial services companies, including 364 companies in the United States and 141 in Europe.

Within our full service business model, our focus includes banking companies, thrift institutions, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage real estate investment trusts (“REITs”), consumer and specialty finance firms, financial processing companies and securities exchanges. Our revenues are derived from a broad range of products and sectors within the financial services industry.

We emphasize serving clients in the small and mid cap segments of the financial services industry, market segments that we believe have traditionally been underserved by larger investment banks. We are dedicated to building long-term relationships and growing with our clients, providing them with capital raising opportunities and strategic advice at every stage of their development. We have continued to provide services to many of our clients as they have grown to be large cap financial institutions. In recent years, we have also provided financial advisory services to large cap financial services companies who were not previously regular investment banking clients. These companies have increasingly sought out independent advice.

We operate through a U.S. registered broker-dealer, Keefe, Bruyette & Woods, Inc., a U.S. registered investment advisor, KBW Asset Management, Inc. and Keefe, Bruyette & Woods Limited, an investment firm authorized and regulated by the U.K. Financial Services Authority. Our company has ten broker-dealer offices with our headquarters in New York City and other offices in Atlanta, Boston, Chicago, Columbus (Ohio), Hartford, Red Bank (New Jersey), Richmond (Virginia), San Francisco and London. Our asset management company is located in New York City in the same building as our headquarters.

Our History

We have been focused on the financial services industry since our founding in 1962. Within our full service business model, we expanded from an initial focus on the bank and thrift sector to include other portions of the financial services industry, including insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. We have also expanded from the United States into Europe with a European-focused team of professionals and a London office.

Our company was directly affected by the tragedies of September 11, 2001. Our headquarters in the World Trade Center were destroyed and 67 employees, nearly half of our New York staff, perished that day. Five of our nine board members, including our co-CEO and Chairman, died. The employees of several departments, including equity trading and fixed income sales and trading and research, were nearly completely lost.

Despite these losses, the depth of experience and longevity of our employee base and their personal commitment to rebuilding our company left us with people with the knowledge and commitment to continue, renew and significantly grow our business. After September 11, 2001, we actively reconstituted and grew our company from 157 surviving employees to 455 employees as of December 31, 2006. We have been successful in attracting a significant number of high quality experienced professionals who have embraced our way of doing business. Most departments continue to be managed by people with more than 20 years of experience at KBW, supplemented by the seasoned professionals we have hired.

Our Principal Businesses

Investment Banking

Our investment banking practice provides a broad range of investment banking services to banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. The services we provide include:

•	M&A and other strategic advisory services;

•	Equity capital markets;

•	Fixed income capital markets;

•	Structured finance; and

•	Mutual thrift and insurance company conversions.

Our investment banking practice is based on long-term relationships developed by the department’s professionals operating from offices in New York, London, Boston, Chicago, Columbus (Ohio), Hartford, Richmond (Virginia), and San Francisco. We have 84 professionals in the United States, including two department co-Heads and 22 Managing Directors, 10 Principals and 11 Vice Presidents. In London, the department has 16 professionals and consultants, including a London department head, three Managing Directors, four Senior Advisor consultants who act in business sourcing capacities in selected European markets, and two Vice Presidents.

We strive to offer our clients a high level of attention from senior personnel and have designed our organizational structure so that our investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients.

In the United States, our investment banking professionals are located in offices positioned to identify local and regional opportunities and provide clients with locally-based services, while keeping in close touch with developments in major financial centers and leveraging product expertise largely headquartered in New York and London. Our international presence enables us to act on opportunities for financial companies on an international basis for investment and transactional purposes.

We believe that the intensity of our focus on the financial services industry and the depth of our professionals’ experience have enabled us to respond creatively and effectively when traditional solutions fall short of achieving a client’s goals. For example, our co-development with FTN Financial Capital Markets, a division of First Horizon National Corporation, of PreTSLs illustrates the creativity we bring to bear on our clients’ behalf. We developed PreTSLs to provide community and regional banks and thrifts with access to the market for trust preferred stock through pools of trust preferred securities. We later adopted this approach to meet capital-raising needs for insurers and REITs. Since late 2000, 28 PreTSL offerings have been completed for an aggregate of $16.8 billion in proceeds on behalf of over 1,000 different issuers.

Our investment banking business is structured to serve three segments of the financial services industry, each with professionals having expertise in that area: banks and thrifts, insurance, and diversified finance. The insurance and diversified finance groups are located entirely in New York, while the bank and thrift group is headquartered in New York and has employees in most of our offices.

Our investment banking business generally provides services to small and mid cap companies, although we have increasingly provided services to large cap companies, reflecting the continuing growth of our long term clients and opportunities that have arisen as large cap companies have sought independent specialized advice. We seek to build lasting relationships with clients by providing a range of services through the many stages of their development. As these companies grow and mature, we attempt to sustain these relationships through equity and debt securities offerings, institutional sales and trading, and strategic advisory services. Many of these clients are also natural candidates for coverage by our research department. Our execution capabilities and range of service offerings enable us to continue serving these companies as they engage in more complex capital markets and strategic transactions. For example, we seek to deliver strong secondary market trading support, which we believe is a key differentiator with our investment banking clients.

M&A and Strategic Advisory Services.  We provide a broad range of advice to our clients in relation to mergers, acquisitions and similar corporate finance matters and are positioned to be involved at each stage of these transactions, from initial structuring to final execution. When we advise companies on the potential acquisition of another company or certain assets, our services may include:

•	Evaluating potential acquisition targets;

•	Providing valuation analyses;

•	Evaluating and proposing financial and strategic alternatives;

•	Rendering, if appropriate, fairness opinions;

•	Providing advice regarding the timing, structure and pricing of a proposed acquisition; and

•	Assisting in negotiating and closing the acquisition.

When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services may include:

•	Evaluating and recommending financial and strategic alternatives with respect to a sale;

•	Advising on the appropriate sale process;

•	Providing valuation analyses;

•	Assisting in preparing an offering memorandum or other appropriate sales materials;

•	Rendering, if appropriate, fairness opinions;

•	Identifying and contacting selected qualified acquirors; and

•	Assisting in negotiating and closing the proposed sale.

Our strategic advisory services also include more specialized advisory assignments, such as divestitures, hostile takeover defenses and special committee assignments. We have traditionally been one of the leading advisors in M&A for companies in the financial services industry. According to SNL, in 2006, we were the second leading advisor by number of announced transactions (60) and the tenth leading advisor by announced transaction value ($24.2 billion) in the financial services industry. In 2005, we were the leading advisor by number of announced transactions (50) and third leading advisor by announced transaction value ($42.4 billion) in the financial services industry. In 2004, we ranked first in number of announced transactions (49) and ninth in announced transaction value ($14.2 billion). However, we do not manage our investment banking business for the purpose of achieving these rankings. They are the result of the operation of our business model and the client relationships we serve. Fees for advisory services may be determined based on a flat fee, a fee based on the value of the transaction, or a fee for specified services blended with a fee based on the value of the transaction. It is common for fees to be payable upon the occurrence of certain events, such as deal announcement, rendering of fairness opinions, mailing of proxy or other deal solicitation documents and closing. It is traditional that the majority of fees are paid upon the successful completion of a transaction.

Capital Raising Services.  Providing execution of capital raising services is important in the financial services industry. Many of our clients, such as banks, thrifts, brokerage firms and insurance companies operate under statutes or regulations that require the maintenance of certain capital levels in order to provide certain business services. Capital raising is also an important part of providing financing for the ongoing consolidation in the financial services industry. We act as underwriter and placement agent for our corporate clients in public and private offerings of equity and debt securities.

Capital raising requires the close coordination of our investment banking practice, our equity and fixed income capital markets departments and our equity and fixed income sales and trading departments. Our equity and fixed income capital markets departments assist the investment banking department in efforts to obtain capital markets investment banking mandates and also coordinate with syndicate departments of other investment banks in obtaining underwriting and co-manager roles. By coordinating these capital raising services, we introduce companies seeking to raise capital to customers that we believe will be supportive, long-term investors.

Since the beginning of 2004 through March 27, 2007, we have been a lead or co-manager in 98 public equity offerings raising an aggregate of $35.0 billion. We are one of the leading underwriters for financial services equity capital markets transactions. We have seen our lead management assignments increase in recent years, particularly in initial public offerings (“IPOs”), which have traditionally paid the highest percentage underwriting fees. We believe that our increased business in follow-on secondary offerings has increased recognition of our brand, which in turn has led to our expanded presence in IPOs. The following chart reflects our role as lead or co-manager in public equity capital markets offerings for financial services companies over the last five years:

	2006	2005	2004	2003	2002

Offerings(1)	40	26	25	11	11
Aggregate Value of Offerings (in millions)	$16,650.5	$7,794.6	$7,513.2	$2,334.2	$862.9
League Table Ranking	1	1	1	4	1

(1)	All transactions in which we acted as lead or co-manager.

Source: Dealogic

We believe that, while our market share of financial services industry transactions is significant, there is still an opportunity for growth in this area. The ability to provide after-market support as a market maker or significant trader of listed securities is a critical factor in receiving equity capital raising assignments. We are a leading NASDAQ market maker for the stocks of our issuers in the secondary market.

Sales and Trading

Equity Sales and Trading.  Our institutional equity sales team of 30 professionals serves clients out of our New York, London, Boston, Hartford, Atlanta and San Francisco offices. Unlike many of our larger, less specialized competitors, all of our sales representatives are trained in the analysis of financial services companies. Through an extensive use of sector-focused presentations and transaction-related teach-ins we have emphasized educating our sales force as we have expanded our business model to include additional sectors of the financial services industry. The result is a sales team that we believe is well-equipped to interpret and deliver the firm’s award-winning research, encompassing all types of financial services securities.

We are a member of the New York Stock Exchange (the “NYSE”) and the London Stock Exchange, and have access to all major exchanges in the United States and Europe. In the United States, we have eight traders and 25 sales traders. We also have two traders who focus exclusively on position trading. Our London office has five equity salespersons and 4 sales traders, who work closely with our European equity salespersons and European sales traders in New York. Our U.S. equity trading team makes markets in over 520 Nasdaq financial services stocks and consistently ranks among the top traders of financial services securities. As reported by AutEx/BlockDATA, for the twelve months ended December 31, 2006 we were one of the top three market makers in 48% of the stocks in the NASDAQ 100 Financial Index. We are the largest trader of bank stocks with a market capitalization below $5 billion. During this same twelve month period, we traded 11.09% of small cap bank stocks, with a trade volume in excess of 550 million shares. In overall reported trading volume in the NASDAQ 100 Financial Index companies during this period, we ranked eighth, with a market share of 5.4% or 612 million shares.

We maintain relationships with many of the world’s largest institutional investors. During the year ended December 31, 2006, we received equity commissions from approximately 850 institutional accounts in the United States. For this period, in the United States, our top 25 accounts provided approximately 21% of our commission revenue and our top 50 accounts provided approximately 33% of our commission revenue. Since commencing European equity sales in June 2004, our European operations have developed 300 active customer relationships with institutional money managers who trade European securities and, during 2006, added on average three to four new relationships a month.

Our commissions have continued to grow, even though industry statistics have shown a general decrease in commissions. We believe this reflects customers’ willingness to pay for our specialized services, including value-added, industry and sector-specific trading expertise, research and access to capital markets transactions.

Our equity sales group provides institutional customers with significant access to company managements and our research analysts. This is accomplished through our many industry focused conferences, roadshow access for capital markets transactions, and a combination of issuer management marketing days, including marketing trips, group meetings and field trips, combined with analyst marketing trips and “Best Ideas” presentations and our annual “Bruyette Dinners.”

We are an active participant in corporate repurchase programs for small, mid and large cap companies. We have also been willing to commit our capital to participate in “bought” deals and accelerated share repurchase programs.

Fixed Income Sales and Trading.  Our fixed income group conducts sales and trading operations in New York City with sales branches in Atlanta, Boston, Chicago, Hartford, Red Bank (New Jersey), and San Francisco. We trade and underwrite a wide range of fixed income securities, including mortgage-backed securities, U.S. Treasury and Federal Agency securities, and a wide array of corporate bonds, including those issued by banks, insurance companies, mortgage REITs, and finance companies, including Trust Preferred Securities and PreTSLs and similar securities issued by competitors.

Our fixed income syndicate team works with the firm’s investment banking department to provide financing for M&A activity, balance sheet restructuring and capital raising. We support these deals with secondary trading enhanced by the firm’s highly regarded research capabilities.

Our financial strategies and loan portfolio sales groups provide valuations and disposition strategies for the full range of securities and loans, including those loans which are sub-performing, non-performing and charged-off. We have four professionals working in this group, providing a variety of customers with a mix of capital markets and sales and trading services.

Research

Our research covers both bank and non-bank financial services companies such as specialty finance, insurance and securities firms. Our research group follows nearly all of the financial services industry companies (other than operating REITs) in the S&P 500 and Dow Jones STOXX 600 Index, as well as hundreds of other

U.S. and European financial services companies on a daily basis. Our research provides the foundation for five widely followed industry indices: the KBW Bank Index (BKX), the Keefe Regional Banking Index (KRX), the KBW Insurance Index (KIX), the KBW Capital Markets Index (KSX), and the Keefe Mortgage Finance Index (MFX). The indices are also used in widely traded Exchange Traded Funds and exchange traded options under licenses from us.

In recent years we have significantly increased our research coverage. We believe that our effort is rewarded in enhancing our reputation and the value of our market franchise and in attracting increased commissions to our sales and trading efforts from customers seeking specialized research.

Our U.S. based research analysts covered the equity securities of 364 companies in the United States as of December 31, 2006. In the United States, we have 29 publishing senior analysts who cover an average of 13 companies each. One of our publishing analysts is also a nationally recognized strategic analyst for bank strategies and regularly speaks at industry seminars and events. In addition, we have an analyst who provides quantitative research modeling and an analyst who follows legislative and political developments. There are two additional analysts who provide credit research for the fixed income portion of our business. Our U.S. equity coverage as of December 31, 2006 is summarized in the following table:

Number of
Sector	Companies

Regional Banks and Thrifts	180
Large Cap Banks and Thrifts	23
Trust and Custody	5

Total Depositary Financial Services Companies	208

Property Casualty Insurance	36
Broker-Dealers	29
Life Insurance	24
Insurance Other	21
Specialty Finance	15
Mortgage REITs	11
Processing/Business Information	10
Asset Managers	10

Total Other Financial Services Companies	156

Total Companies under coverage	364

Our U.S. research team covers all segments of market capitalization across the financial services industry. The median market capitalization of companies covered in the United States is $1.6 billion. The following table reflects this breakdown as of December 31, 2006, which we believe supports our traditional small and mid cap market emphasis, while also serving the needs of investor clients for research on larger cap institutions.

	Up to $1.5	$1.5 to $5	$5 Billion
Coverage by Market Capitalization	Billion	Billion	and up	Total

Depository Financial Services Companies(1)	134	40	34	208
Insurance Companies	24	26	31	81
Diversified Financial Services Companies(2)	20	28	27	75

Total	178	94	92	364

(1)	Depository Financial Services Companies include banks and thrifts.

(2)	Diversified Financial Services Companies include broker-dealers, mortgage banks, asset management companies, mortgage REITs, consumer and specialty finance firms, financial processing companies and securities exchanges.

Our European research team covers 141 companies in diverse portions of the financial services sector in various countries in Europe. On our European team, there are 14 publishing senior analysts who cover an average of 10 companies each. The group covers 71 banks, including 68 commercial banks and three investment banks; 49 insurance companies, including 36 European insurers, six reinsurance companies and seven integrated Lloyd’s of London market vehicles. The group also covers diversified financial companies including consumer finance companies, securities exchanges, private banks and asset managers.

Both our U.S. and European research teams produce a significant amount of analytical material, including daily notes, email and printed company reports, industry compilations, quarterly and annual outlooks and summary results and strategic “think” pieces. In 2006, the U.S. research group produced approximately 3,900 separate pieces of research, and the London group produced more than 1,450 separate pieces of research. The research department supports our extensive sales and trading efforts by organizing and participating in an extensive client contact program, that includes sub-sector conferences, client-company marketing trips and direct access to analysts by investors.

Our numerous industry conferences put companies and investors together and provide valuable one-on-one contact with potential clients and customers who can observe the full strength of our investment banking, sales and trading and research capabilities in one forum.

Asset Management

KBW Asset Management, founded in 1998, is a registered investment adviser focused on investments in the securities of financial services companies. We are the advisor to three hedge funds and a private equity fund, initiated in the first quarter 2007. We also serve as a discretionary sub advisor for a fund managed by an unaffiliated third party. As of December 31, 2006, KBW Asset Management had approximately $155 million in assets under management for unaffiliated customers.

In April 2006, we undertook a senior management transition at KBW Asset Management to position the business to focus on broadening our product offerings, marketing to investors more aggressively, both internally and with partners, and selectively hiring new professionals with significant relationships and investment experience. We have 13 employees, including the CEO of KBW Asset Management and five other portfolio managers.

Competition

All areas of our business are subject to a high level of competition. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. Our focus on the financial services industry also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to the financial services industry.

The principal competitive factors influencing our business include the ability of our professionals, industry expertise, client relationships, business reputation, market focus and product capabilities and quality and price of our products and services.

We face a high level of competition in recruiting and retaining experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and incentivize our existing professionals and attract new professionals.

Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the securities and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory businesses and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking market.

We have experienced intense price competition in some of our businesses, in particular discounts in trading commissions. A particular source of this pricing pressure has been Internet-based and other alternative trading platforms, the expansion of which has led to a reduction of trading commissions. We believe that this trend toward alternative trading systems will continue. In addition, the trend, particularly in the equity underwriting business, toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry, and may lead to lower average transaction fees. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.

As we seek to expand our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies and in the recruitment and retention of asset management professionals.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws. Keefe, Bruyette & Woods, Inc. (“Keefe”), our wholly owned subsidiary, is registered as a broker-dealer with the SEC, the NYSE and the National Association of Securities Dealers (the “NASD”) and in all 50 states, the District of Columbia and Puerto Rico. Accordingly, Keefe is subject to regulation and oversight by the SEC, the NYSE and the NASD, self-regulatory organizations which are themselves subject to oversight by the SEC and which adopt and enforce rules governing the conduct, and examine the activities, of their member firms. State securities regulators also have regulatory or oversight authority over Keefe. As an exchange member, Keefe is subject to regulation by the NYSE. Keefe, Bruyette & Woods Limited, our U.K. broker-dealer subsidiary, is authorized and regulated by the U.K. Financial Services Authority. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Keefe is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the NYSE for certain withdrawals of capital. There are also capital rules of the Financial Services Authority that apply to Keefe, Bruyette & Woods Limited.

The research areas of investment banks have been, and remain, the subject of increased regulatory scrutiny. Between 2002 and 2005, the NYSE and the NASD adopted a series of rules that impose heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In April 2003, the SEC, state law enforcement authorities, the NYSE and the NASD announced the settlement of enforcement actions against ten (subsequently twelve) major investment banking firms. The settlement included an agreement by the firms to implement structural changes to promote analyst independence, including restrictions on communications between research and investment banking. Our broker-dealer subsidiary is not a party to the global settlement but generally complies with certain of its terms. The SEC and the NASD have proposed amendments to their rules that would affect the manner in which securities are allocated in registered public offerings. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC, the NYSE and the NASD may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including requirements to maintain an anti-money laundering compliance program that includes written policies and procedures, designated compliance officer(s), appropriate training and independent review of the program, standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act of 2001 seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability.

U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings. We have not had any significant sanctions imposed for infractions of various regulations relating to our activities.

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the Exchange Act), with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

We will make available free of charge through our internet site http://www.kbw.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers and (iv) the charters of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format. These documents will also be available in print without charge to any person who requests them by writing or telephoning: KBW, Inc., Office of the Corporate Secretary, 787 Seventh Avenue, 4th Floor, New York, New York, 10019, U.S.A., telephone number (212) 887-7777.

Executive Officers

Our executive officers and their ages and titles as of December 31, 2006 are set forth below.

John G. Duffy (57).  Mr. Duffy joined us in 1978 and has been Chairman of our Board of Directors since 2005. He was named Co-CEO and President in 1999 and Chairman and CEO in 2001. Mr. Duffy currently serves on the Audit, Compensation and Nominating Committees of the Board of Directors. He is also a member of the Executive Committee of the Board of Directors and the Non-Executive Equity Incentive Committee.

Andrew M. Senchak (60).  Mr. Senchak has been a director since 2005 and our Vice Chairman and President since 2001. Mr. Senchak joined our Investment Banking Department in 1985 and, in 1997, he became head of our Investment Banking Department.

Thomas B. Michaud (42).  Mr. Michaud joined us in 1986 and has been a director since 2005 and our Vice Chairman and Chief Operating Officer since 2001. Mr. Michaud primarily oversees our sales and trading businesses. In 2006 he became the President of Keefe, Bruyette & Woods, Inc.

Robert Giambrone (52).  Mr. Giambrone has served as our Chief Financial and Administrative Officer since 2002. Prior to joining KBW, Mr. Giambrone was an Executive Director of the Asset Management Division of Morgan Stanley from 1995 to 2002. Mr. Giambrone became a director of the Company in April 2006. Mr. Giambrone resigned from the Board of Directors upon completion of the IPO in November 2006.

Mitchell B. Kleinman (53).  Mr. Kleinman has served as our General Counsel since August 1, 2005. Mr. Kleinman has served as General Counsel to Keefe, Bruyette & Woods, Inc. since 1998.

Item 1A.	Risk Factors.

Risks Related to Our Business

We focus on the financial services industry, and a deterioration in the business environment in this industry generally or a decline in the market for securities of companies within this industry could materially adversely affect our businesses

We focus on the financial services industry. Therefore, volatility in the business environment in the financial services industry generally, or in the market for securities of companies within the financial services industry particularly, could substantially affect our financial results and the market value of our common stock. The business environment for companies in the financial services industry has experienced volatility since we were formed, and our financial results have consequently been subject to significant variations from year to year. The financial services industry is comprised of numerous sectors, each of which may also be subject to sector-specific risks. As examples, the banking and thrift sector and the “subprime” and consumer lending sector may be dramatically affected by changes in interest rates which affect costs of funding and interest rate margins as well as by significant deteriorations in credit quality, and the property and casualty insurance sectors may be affected by unforeseen events such as natural disasters or the acceptance by courts of new theories of liability. Many companies in the financial services industry are subject to significant regulatory oversight and changes in laws, regulations or applicable regulatory agency policies or procedures. These may have a material impact on certain portions of our industry. Underwriting transactions, M&A and strategic advisory engagements and related sales and trading activities in this industry represent the principal focus of our business. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in the financial services industry. Future downturns in the financial services industry could materially adversely affect our business and results of operations.

Our ability to retain our professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations

Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our professionals. Although we do not believe that any one or small number of professionals are critical to our business, our business model is based on the building of long term relationships and our professionals’ personal reputations and relationships with our clients and customers are a critical element in obtaining and executing our engagements. The investment banking sector is subject to high employee turnover generally. We encounter intense competition for qualified employees from other companies in the investment banking sector as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, sales and trading, research and other professionals. Losses of our professionals may occur in the future. The departure or other loss of any professional who manages substantial client or customer relationships and possesses substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations.

We face strong competition, including from entities with significantly more financial and other resources

The brokerage and investment banking industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including the ability of our professionals, industry expertise, client relationships, business reputation, market focus and quality and price of our products and services. We have experienced intense price competition in some of our businesses, in particular trading commissions and underwriting spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book-runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as transaction volume has increased in the U.S. market this year. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

Our geographic diversity requires us to compete with regional firms with strong localized relationships as well as other national and European specialized firms with financial industry focuses. In addition, we have faced increasing competition from large full-service firms as the scope of our practice has grown and as such firms have sought revenues from our traditional client base. We are a relatively small investment bank, and many of our competitors in the brokerage and investment banking industries offer a broader range of products and services, have greater financial and marketing resources, larger customer bases, greater name recognition, larger numbers of senior professionals to serve their clients’ needs and greater global coverage than we have. These competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, to commit significant capital to clients’ needs, to access additional capital under more advantageous conditions and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market. If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

Pricing and other competitive pressures may impair the revenues and profitability of our sales and trading business

We derive a significant portion of our revenues from our sales and trading business; commissions accounted for approximately 22.0%, 31.3% and 28.7%, respectively, of our revenues in 2004, 2005 and 2006. Along with other securities firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. The introduction of decimalization in securities trading since 2000 has also reduced revenues and lowered margins within the equity sales and trading securities divisions of many securities firms, including ours. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to customers in order to win their trading business. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our securities business may decline and our business, financial condition and results of operations may be adversely affected.

As we are committed to maintaining and improving our comprehensive research coverage in the financial services sector to support our sales and trading business, we may be required to make substantial investments in our research capabilities. In addition to other factors that may adversely affect our results of operations in this area, such as the legal and regulatory factors described under “— Risks Related to Our Industry,” certain recent changes in industry practice are likely to affect our sales and trading business. A developing trend has been for certain fund managers to enter into arrangements with securities firms under which the fund managers agree to pay separately for trading and research services, a process known as “unbundling.” Previously, fund managers, like most customers, paid for research through the commissions that they paid for trading services. As a result of unbundling, the securities firms will charge lower commissions per trade but will receive separate compensation for research that they provide to the fund managers.

We are a party to several of these unbundling arrangements, and are likely to enter into additional unbundling arrangements in the future. It is uncertain whether unbundling arrangements will become an industry trend, and if so, to what extent. If unbundling becomes prevalent, our sales and trading customers may not pay us separately for our research, and if they do, our revenues from these customers may not be the same as they are currently. If our customers wish to purchase sales and trading and research services separately, we may not be able to market our services on that basis as effectively as some of our competitors, in which case our business could be adversely affected.

Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or M&A transactions, rather than on a recurring basis under long-term contracts. Our business model is based on creating long-term relationships that we hope will lead to repeat business opportunities. However, our engagements for these transactions are typically singular in nature and our engagements with these clients may not recur. We must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from the successful completion of transactions, our business and results of operations would likely be adversely affected.

A significant portion of our sales commissions are generated from a relatively small number of institutional customers

A relatively small number of our institutional investor customers generates a substantial portion of our sales commissions. For the year ended December 31, 2006, in the United States, our top 25 accounts provided approximately 21% of our commission revenue and our top 50 accounts provided approximately 33% of our commission revenue. If any of our key customers departs or reduces its business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses

The growing practice in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing, with little or no advance marketing, to “bought deals” where they purchase large blocks of stock from publicly-traded issuers or their significant stockholders, instead of the more traditional marketed “book building” underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. We have participated in this practice and expect to continue to do so from time to time as opportunities may arise, aided in part by the increased capital provided by our initial public offering. As a result, we will be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business. Furthermore, we may suffer losses even when economic and market conditions are generally favorable for others in the industry.

We also enter into market making, proprietary trading and principal investing transactions in which we commit our capital. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client trading activities and engage in proprietary trading for our own account. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

Limitations on our access to funding could impair our liquidity and our ability to conduct our businesses

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect our customers and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired because of circumstances that we may be unable to control, such as operating losses, a general market disruption or an operational problem that affects our trading customers, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Lack of adequate funding would also limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock. Historically, we have satisfied our need for funding from internally generated funds, sales of shares of our common stock to our employees and to the public in our initial public offering and short term loans from third parties. While we currently have adequate capital, adequate funding may not continue to be available to us in the future on terms that are acceptable to us. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We have made and may continue to make principal investments in private equity funds and other illiquid investments, which are typically private limited partnership interests and securities that are not publicly traded. There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or that we may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

Keefe, Bruyette & Woods, Inc. our U.S. broker-dealer subsidiary, is subject to the net capital requirements of the Securities and Exchange Commission, or SEC, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. There are similar capital rules of the Financial Services Authority in the United Kingdom related to the activities of Keefe, Bruyette & Woods Limited. Furthermore, the U.S. and U.K. broker dealer subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to our company. As a holding company, we may require dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries are subordinated to any claims of the creditors of these subsidiaries.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held responsible for the defaults or misconduct of our customers. Although we review credit exposures to specific clients, customers and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. In addition to our credit risks described above, we are subject to various market, interest rate, inflation and operational risks, including those described under “— Our operations and infrastructure may malfunction or fail,” “— Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses,” “— We may be adversely affected by changes in services and products provided by third parties and increases in related costs,” and “— Difficult market conditions could adversely affect our business in many ways.” While we attempt to mitigate these risks through our risk management policies, if any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur significant losses. See Item 7A — “Quantitative and Qualitative Disclosure About Market Risks.”

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC requires our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and will require a report by our independent registered public accounting firm addressing these assessments, as well as an independent audit of our internal control over financial reporting, beginning with our fiscal year ending December 31, 2007. During the course of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, we may identify deficiencies which we may not be able to remediate in time to meet the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have maintained effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NYSE, regulatory investigations and civil or criminal sanctions.

Our operations and infrastructure may malfunction or fail

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. We are also dependent on the systems and operations of our clearing brokers in the United States and the United Kingdom. If any of our systems or the systems of clearing brokers do not operate properly or are disabled or if there are other shortcomings or failures in our or their internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with or through whom we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients and customers may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients’, customers’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our customers’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We may be adversely affected by changes in services and products provided by third parties and increases in related costs

Many of our sales, trading and information systems are provided pursuant to agreements with third party vendors. Although we seek to negotiate agreements with these vendors to obtain such services on reasonable terms, we cannot always negotiate terms which will provide us such services for terms or at prices that are not subject to significant change. The process of changing to competing services or products can be time consuming, costly and subject to implementation and operational risks. In certain cases replacement products or services may not be available and we may be forced to accept significant cost increases or seek alternatives that do not provide substantially identical functionality.

Difficult market conditions could adversely affect our business in many ways

Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our sales and trading business, from which we have historically generated a material portion of our revenues and cash flows. Industry-wide declines in the size and number of underwritings and M&A transactions also would have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the value of investment banking transactions, such as underwriting and M&A transactions, which in turn may reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.

Our financial results may fluctuate substantially from period to period, which may impair our stock price

We have experienced, and expect to experience in the future, significant periodic variations in our investment banking revenues. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or approval, or board of director or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Poor investment performance may reduce revenues and profitability of our asset management operations

As part of our strategy, we intend to pursue additional areas of growth in our asset management business. Our revenues from this business are primarily derived from management fees which are based on committed capital and/or assets under management and incentive fees, which are earned if the return of our managed accounts exceeds certain threshold returns. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

Investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Poor investment performance could reduce our revenues and impair our growth. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced and our ability to raise new funds will likely be impaired.

Strategic investments, acquisitions, entry into new businesses and joint ventures may result in additional risks and uncertainties in our business

We intend to grow our core businesses primarily through internal expansion. We may also seek to grow through strategic investments, acquisitions, entry into new businesses or joint ventures. To the extent we make strategic investments or acquisitions, or enter into new businesses or joint ventures, we would face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we would be subject to additional risks and uncertainties in that we could be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and any joint venture partners could negatively impact our businesses.

To the extent we enter into new business activities in the future, these will involve significant start up costs and operational and staffing challenges. In addition, these activities may use a portion of the time of members of our management which would then be unavailable for the management of our existing businesses. Certain possible future business activities may require us to raise significant amounts of capital or to obtain other lending sources which efforts may be subject to market conditions at the time. To the extent we undertake new activities, they may not be successful and any investments we make in these new activities may not retain their value or achieve positive returns.

To the extent that we pursue business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions.

Growth of our business could result in increased costs

Over the past several years, we have experienced significant growth in our business activities, including launching European-focused operations and opening a London office. This growth has required and will continue to require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline from current levels. As we have grown and continue to grow, the need for additional compliance, documentation and risk management procedures and internal controls has increased throughout our business. Implementation of these changes will require the incurrence of additional expenses, including the hiring of additional personnel and the adoption of new compliance procedures and controls. The implementation of such additional policies and procedures may not prevent us from experiencing a material loss or other liability, including regulatory sanction.

In addition, we may incur significant expenses in connection with any expansion of our investment banking, sales and trading, research and asset management businesses, including expansion of our European operations, or in connection with any strategic acquisitions and investments, if and to the extent they arise from time to time. Accordingly, we will need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

Investments by our directors, officers, employees and our employee profit sharing retirement plan may conflict with the interests of our stockholders

Our executive officers, directors and employees and our employee profit sharing retirement plan may from time to time invest in or receive a profit interest in private or public companies in which we or one of our affiliates is an investor or for which we provide investment banking services, publish research or act as a market maker. In addition, through KBW Asset Management, we have organized hedge funds or similar investment vehicles in which our employees are or may become investors and we expect to continue to do so in the future. There is a risk that, as a result of such investment or profit interest, a director, officer or employee may take actions that conflict with the best interests of our stockholders.

Our tax-qualified employee profit sharing retirement plan offers employees the opportunity to choose among a number of investment alternatives. One of these, the KBW Fund, has been managed by certain employees and has invested in securities in which we and our customers and employees may also invest. Substantially all of our employees who have been employed by us for at least three months are participants in the plan. A substantial portion of the plan investments are currently invested in the KBW Fund. Historically, the KBW Fund has invested in publicly traded equity and fixed income securities of financial services companies, and we expect that this policy will continue. Some or all of the employees managing the KBW Fund are participants in the plans investing in the KBW Fund, and are also holders of shares of our common stock. It is our intention, after satisfaction of customer interest in investments, to continue to provide suitable investment opportunities to the KBW Fund consistent with the management policies of the plan fiduciaries and applicable law (including, without limitation, the fiduciary responsibility requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”)). Accordingly, from time to time, there may be cases in which an investment opportunity is made available to the employee profit sharing retirement plan which is not also made available to us (or in which availability is limited) as principal.

Our policies and procedures may limit the investment opportunities for our company

We have in place compliance procedures and practices designed to protect the confidentiality of client and customer information and to ensure that inside information is not used for making our investment decisions. These procedures and practices may from time to time exceed legal requirements and may limit the freedom of our employees to make potentially profitable investments for us. Moreover, certain rules, such as best execution rules, and fiduciary obligations to customers and our profit-sharing plan under ERISA and other applicable law, may cause us to forego certain investment opportunities.

Risks Related to Our Industry

Risks associated with regulatory impact on capital markets

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and Nasdaq to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions

Firms in the financial services industry have experienced increased scrutiny in recent years from a variety of regulators, including the SEC, the NYSE, the NASD, state securities commissions and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client or customer litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Several securities firms in the United States reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. The settlement included an agreement by the firms to implement structural changes to promote analyst independence, including restrictions on communications between research and investment banking. We are not a party to the global settlement but generally comply with certain of its terms. The SEC and the NASD have proposed amendments to their rules that would affect the manner in which securities are allocated in registered public offerings. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC, the NYSE and the NASD may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

Asset management businesses have experienced a number of highly publicized regulatory inquiries concerning market timing, late trading and other activities that focus on the mutual fund industry. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers. Although we do not act as an investment adviser to mutual funds, the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries. In July 2006, the SEC issued interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices, which has the effect of modifying certain of the SEC’s prior guidance on this subject. The Financial Services Authority has adopted related rules for certain asset managers operating in the United Kingdom. We may become subject to these rules if we establish asset management operations regulated by the Financial Services Authority, or by similar foreign regulators in the future. Recent SEC guidance or additional rulemaking may adversely affect our asset management or sales and trading businesses.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also potentially subject to claims arising from disputes with employees. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

We depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients and customers. As a result, if a client or customer is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or M&A transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

We may incur significant costs associated with responses to regulatory inquiries or litigation

Regulatory inquiries and subpoenas or other requests for information or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production. These costs may be incurred even if we are not a target of the inquiry or a party to litigation.

Employee misconduct could harm us and is difficult to detect and deter

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees.

Risks Related to Our Shares

We are controlled by our employee stockholders whose interests may differ from those of other stockholders

Our employees collectively own approximately 76% of the total shares of common stock entitled to vote and our executive officers collectively own 10.6% of the total shares of common stock entitled to vote. Although our stockholders’ agreement does not contain any provisions regarding the voting of common stock owned by any of our employees, a relatively small group of employees may be able to elect our entire board of directors, control our management and policies and, in general, determine without the consent of the other stockholders the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Such persons initially will be able to prevent or cause a change in control of our company. These actions may be taken even if other stockholders oppose them.

Provisions of our organizational documents may discourage an acquisition of our company

Our organizational documents contain provisions that will impede the removal of directors and may discourage a third party from making a proposal to acquire our company. For example, our board of directors may, without the consent of stockholders, issue preferred stock with greater voting rights than the common stock. If a change of control or change in management that stockholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline. Other provisions of our organizational documents and Delaware corporate law impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

Future sales of our common stock could cause our stock price to decline

Sales of substantial amounts of common stock by our employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. We have 29,226,483 shares of common stock outstanding, not including 1,522,329 shares underlying restricted stock units and 2,941,767 restricted shares issued under restricted stock awards as of February 28, 2007. Of these shares, the 7,820,000 shares of common stock sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act. There are currently 23,100,618 shares of common stock (including vested restricted stock units) subject to lock-up agreements that were entered into at the request of the underwriters of our initial public offering. The lock-up agreements generally prohibit the disposition of any such shares until May 2007. In addition, 21,551,136 shares are subject to sale restrictions set forth in our stockholders’ agreement, which generally restricts sales of common stock through the fifth anniversary of our IPO in November 2011. Sales of shares by our officers and employees upon the lapsing of these sale restrictions may result in a decrease in the trading price of our common stock and restrict our ability to raise capital through the issuance of equity securities.

We do not expect to pay any cash dividends in the foreseeable future

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Accordingly, you must rely on sales of your shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our offices, are located in New York City, Atlanta, Boston, Chicago, Columbus (Ohio), Hartford, Red Bank (New Jersey), Richmond (Virginia), San Francisco, and London. Our headquarters are located at 787 Seventh Avenue, New York, New York, and comprise approximately 120,573 square feet of leased space, pursuant to a lease agreement, expiring in 2016. All of the other offices are in leased space or we have entered into new leases for space, which we currently believe to be adequate for our needs.

Some of our leases contain options to extend the term of the lease or lease additional space. We believe that all of our properties and facilities are well maintained. We do not anticipate a need for additional office space in the near term.

Item 3.	Legal Proceedings.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we provide concerning strategic transactions. In addition, like most financial institutions, we are often the subject of claims made by current and former employees arising out of their employment or termination of employment with us. These claims often relate to dissatisfaction with an employee’s bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination or other unlawful employment practice.

As part of our general internal compliance policies and procedures, we from time to time engage counsel to conduct reviews and investigations. In this context, in October 2006 we engaged outside counsel to conduct an independent investigation of facts and law relating to allegations by a former employee of another company relating to, among other possible matters, alleged improper conduct concerning a specified securities offering in which we did not ultimately participate. This investigation has been completed and we do not believe that any improper conduct occurred in connection with these matters on the part of our company.

We are involved in a number of judicial and regulatory matters arising in connection with our business, including those described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Pursuant to SFAS No. 5, “Accounting for Contingencies,” we review the need for any loss contingency reserves, and we have established reserves that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimatable.

We describe below our significant pending legal proceedings and regulatory inquiries:

Direct General Litigation

Keefe, Bruyette & Woods, Inc. is one of several named defendants in a putative class action, Jeffrey H. Winokur v. Direct General, et al., filed by plaintiffs seeking to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 2003 initial public offering of Direct General Corporation and in connection with a follow-on offering In March 2004. Direct General Corporation is a property casualty insurance company specializing in automobile insurance. The aggregate gross proceeds from these offerings were approximately $300 million. Keefe was the lead underwriter of both the IPO and the follow-on offering. Keefe had a participation of 42.1% in the IPO and 53.0% in the follow-on offering. Plaintiffs asserted claims against Keefe and the other underwriters, among others, under the federal securities laws. On March 2, 2007, a Memorandum of Understanding was signed by the plaintiffs and defendants establishing terms of settlement. Under the agreement, Direct General Corporation will make payment of all amounts paid in settlement by the underwriters and there will be a complete release from further claims of liability and no admission of liability or fault. The Memorandum of Understanding is subject to several conditions, including approval by the court.

Regulatory Inquiries and Investigations

We are involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years for many firms in the financial services industry, including our company. The most significant regulatory matters are as follows:

We have provided various data and information to the NASD in response to its request for information as part of what we believe to be an industry-wide “sweep” relating to conflicts in connection with the issuance of fairness opinions in financial transactions. The NASD has proposed several versions of Rule 2290, which would provide for specific procedures and content in connection with certain fairness opinions which may be “provided, or described or otherwise referenced to public shareholders.” We have provided extensive amounts of information to the NASD and in the course of preparing and providing such information we did not find any activities which we believe represented an undisclosed potential conflict of interest or which would constitute a violation of any existing or proposed rules of the NASD. At the time that any new rules are adopted relating to fairness opinions, we will amend our policies and procedures and conduct appropriate education seminars for purposes of compliance with such rules. This investigation has been ongoing since 2004 and we have not been informed that the NASD or any other regulatory agency has determined that we have engaged in any misconduct. We are unable to predict the outcome of this investigation.

From late 2004 through 2006, we received periodic requests for information from the NYSE as part of an industry-wide “sweep” relating to prospectus delivery procedures for new issues, mutual funds (including, specifically, exchange traded funds) and other securities. We provided responses to those requests and will continue to cooperate fully in responding to any additional NYSE inquiries. We were recently advised by the NYSE that it intends to make findings of certain violations against us and against other companies subject to this sweep. We are currently engaged in settlement discussions with the NYSE relating to the proposed findings. We do not expect the financial terms of this settlement to be material to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

A description of the matters submitted to a vote at a special meeting of stockholders held on October 30, 2006, and the results thereof are contained in “Part II — Item 4” of our Quarterly Report on Form 10-Q with respect to the quarter ended September 30, 2006, which is on file with the SEC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 14, 2006, a total of 7,820,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), were sold in our initial public offering pursuant to a registration statement on Form S-1 (Commission file number 333-136509) (the “Registration Statement”) which was declared effective by the Securities and Exchange Commission on November 8, 2006. We have used the net proceeds from our initial public offering for general corporate purposes, including support and expansion of our existing businesses, with any remaining unused net proceeds being currently invested in a money market fund.

Our common stock is traded on the NYSE under the symbol “KBW”. The following table sets forth, for the period indicated (which begins on the first day our common stock was publicly traded), the high and low sales prices per share of our common stock, as quoted on the NYSE.

	Sales Price
	High	Low

Fourth quarter (since November 8, 2006)	$30.40	$25.51

No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. We have not repurchased any shares of our common stock subsequent to our initial public offering.

As of December 31, 2006, there were 550 holders of record or our common stock; however, we believe the number of beneficial owners of our common stock exceeds this number.

On March 28, 2007, the last reported sales price for our common stock on the NYSE was $35.01 per share.

Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on June 6, 2007 (to be filed within 120 days after December 31, 2006) (the “Proxy Statement for the 2007 Annual Meeting of Stockholders”) and is incorporated by reference in Part III, Item 12.

Item 6.	Selected Financial Data.

Set forth below is selected consolidated financial and other data of KBW, Inc. as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

	Year Ended December 31,
	2006		2005		2004		2003	2002
	(Dollars in thousands, except per share information)

Consolidated Statements of Income Data:
Revenues:
Investment banking	$210,026		$149,332		$163,114		$156,869	$111,067
Commissions	116,625		96,301		66,081		50,408	50,279
Principal transactions, net	33,146		31,004		41,566		37,090	16,994
Net gain (loss) on investments	12,627	(1)	5,564		3,071		7,118	(429)
Interest and dividend income	26,920		17,984		8,629		8,656	3,557
Investment advisory fees	5,036		3,843		4,896		5,597	2,001
Other	2,206		3,838	(2)	12,941	(2)	5,859	5,216

Total revenues	406,586		307,866		300,298		271,597	188,685

Expenses:
Compensation and benefits	216,518		187,428		170,484		145,668	102,471

Occupancy and equipment	17,728		16,877		14,545		10,108	7,576
Communications and data processing	19,465		18,526		15,462		11,600	7,509
Brokerage and clearance	19,728		17,390		15,289		10,857	10,915
Interest	11,023		8,105		872		875	273
Other	30,475		28,398		28,506		24,251	17,707

Total non-compensation expense	98,419		89,296		74,674		57,691	43,980

Total expenses	314,937		276,724		245,158		203,359	146,451

Income before income tax expense	91,649		31,142		55,140		68,238	42,234
Income tax expense	38,365		13,735		23,867		30,073	19,005

Net income(3)	$53,284		$17,407		$31,273		$38,165	$23,229

Earnings per share(3)(4):
Basic	$1.94		$0.64		$1.24		$1.70	(5)
Diluted	$1.93		$0.64		$1.24		$1.70	(5)
Weighted average number of common shares outstanding(4):
Basic	27,512,023		27,194,404		25,253,771		22,393,454	(5)
Diluted	27,565,453		27,215,001		25,296,556		22,427,295	(5)
Consolidated Statements of Financial Condition Data:
Total assets	$804,211		$661,546		$574,131		$436,819	$289,479
Stockholders’ equity(3)	$396,760		$266,094		$268,689		$206,536	$149,137
Other Data (Unaudited):
Book value per share of common stock	$13.59		$10.13		$10.81		$9.65	$8.07

(1)	Net gain (loss) on investments for the year ended December 31, 2006 includes a gain of $5.4 million with respect to the exchange of our New York Stock Exchange seat for cash and shares of the merged NYSE Group, Inc.

(2)	Other revenues in 2004 include $10.1 million in insurance recoveries and government grants relating to the World Trade Center attacks in 2001. In 2005, we received $0.4 million of additional government grants relating to the same World Trade Center attacks.

(3)	Prior to the date of the IPO and the termination of the 2005 amended and restated stockholders’ agreement, common stock was classified as a liability. See Note 8 to our audited Consolidated Financial Statements included elsewhere in this report.

(4)	In calculating shares of common stock outstanding, we give retroactive effect to a 43 for 1 stock split that we effected on November 1, 2006.

(5)	As a result of stockholder redemptions by the estates of employees who were lost in the World Trade Center attacks, earnings per share data and number of common shares outstanding data for 2002 are not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this report.

Overview

We are a leading full service investment bank specializing in the financial services industry. Our principal activities are:

•	Investment banking. We provide a full range of investment banking services, including M&A and other strategic advisory services, equity and fixed income securities offerings and structured finance.

•	Equity and fixed income sales and trading. We trade a broad array of financial services stocks, with an emphasis on the small and mid cap segment, and a wide range of fixed income securities. Our sales force is trained in the analysis of financial services companies and has strong relationships with many of the world’s largest institutional investors.

•	Research. We provide fundamental, objective analysis that identifies investment opportunities and assists our investor customers in making investment decisions. As of December 31, 2006, our research analysis covers 505 financial services companies in the United States and Europe.

Our customers are primarily institutional investors which include banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage REITs, consumer and specialty finance firms, financial processing companies and securities exchanges.

We emphasize serving clients in the small and mid cap segments of the financial services industry, as we believe these clients have traditionally been underserved by larger investment banks. We are dedicated to building long-term relationships and provide our clients with capital raising opportunities and strategic advice at every stage of their development. We have continued to provide services to many of our clients as they have grown to be large cap financial institutions. In recent years, we have also provided financial advisory services to large cap financial services companies who were not previously regular investment banking clients. These companies have increasingly sought out independent advice.

Most revenues with respect to our services provided are primarily determined as a result of active competition in the marketplace. Our revenues are primarily generated through advisory, underwriting and private placement fees earned through our investment banking activities, commissions earned on equity and fixed income sales and trading activities, interest and dividends earned on our securities’ inventories and profit and losses from trading activities related to the securities’ inventories.

Compensation and benefits comprise the most significant component with respect to our expenses. Our performance is dependant on our ability to attract, develop and retain highly skilled employees who are motivated to provide quality service and guidance to our clients.

Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of these markets, the level and shape of the yield curve, political events and regulatory developments and competition. These factors influence our investment banking operations in that such factors affect the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. These business environmental issues are unpredictable and beyond our control, and our revenues and earnings may fluctuate significantly from period to period and the results of any one period should not be considered indicative of future results.

A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, communication and data processing and travel and entertainment expenses. Our remaining costs generally do not directly relate to the service revenues earned.

Certain data processing systems that support equity and fixed income trading, research, payroll, human resources and employee benefits are service bureau based and are operated in the vendors’ data centers. We believe that this stabilizes our fixed costs associated with data processing. We also license vendor information databases to support investment banking, sales and trading and research. Vendors may, at the end of contractual terms, terminate our rights or modify or significantly alter product and service offerings or related fees, which may affect our ongoing business activities or related costs.

Revenues

We operate our business as a single segment; however, we derive revenues from two primary sources, investment banking and sales and trading.

Investment Banking

We earn fees for underwriting securities offerings, arranging private placements and providing strategic advisory services in M&A and other transactions.

•	Underwriting revenues. We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and fixed income offerings. Underwriting revenues include management fees, underwriting fees and selling concessions, including fees related to mutual thrift conversions. We record underwriting revenues, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenue net of such expense. On final settlement, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

•	Strategic advisory revenues. Our strategic advisory revenues primarily include success fees, as well as retainer fees, earned in connection with advising companies, both buyers and sellers, principally in M&A. We also earn fees for related advisory work and other services such as providing fairness and valuation opinions. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

•	Private placement revenues. We earn agency placement fees in non-underwritten transactions such as private placements, including securitized debt offerings collateralized by financial services issuers’ securities. We record private placement revenues on the closing date of the transaction.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Sales and Trading

Our sales and trading revenues include commissions and principal transactions revenues. The trading gains and losses include net gains from proprietary trading and the results of activities that support the facilitation of customer orders in both listed and over-the-counter stocks and fixed income securities.

•	Commissions. Our sales and trading business generates revenue from equity securities trading commissions paid by institutional investor customers. Commissions are recognized on a trade date basis.

•	Principal transactions. Fixed Income — Our sales and trading revenues include net trading gains and losses from acting as a principal in the facilitation of customer orders. Our fixed income sales and trading includes secondary market trading in mortgage backed securities, U.S. government and agency securities and corporate debt securities. We also maintain a financial strategies group that advises customers on the structure of their investment portfolios. Our loan portfolio sales group also performs similar services arranging for the purchase or sale of performing or non-performing loans.

Equities — Our sales and trading revenues include net trading gains and losses from principal transactions, which include investing in securities for our own account. In addition, we act as a market-maker in over-the-counter common equity securities. Our market-maker positions are typically held for a very short duration.

Net Gain on Investments

Net gain on investments includes realized and unrealized gains and losses on securities that are considered not readily marketable. Such securities include limited partnership interests, and certain private and publicly-traded securities of financial services companies held for long-term proprietary investment purposes. Securities not readily marketable are valued at fair value as determined by management.

Interest and Dividend Income

Interest and dividend income primarily includes interest earned on our interest bearing assets including securities held for securitization and interest and dividends on securities maintained in investment accounts or trading accounts related to our sales and trading business.

Investment Advisory Fees

Investment advisory fees include management and investment performance fees accrued on assets under management by KBW Asset Management, a wholly owned registered investment advisor subsidiary. Investment performance fees are not included in revenues until the end of the performance period.

Other

Other income includes sublease income and increases in the cash surrender value of whole life insurance policies that we own covering certain former senior officers.

Expenses

In mid 2004, we expanded our research and equity sales and trading to include European financial services industry equities. This expansion resulted in substantial growth in our London office personnel which increased employee compensation and related communication and data processing expense and occupancy expense. In addition, the majority of the personnel who joined us in 2004 in connection with this expansion had employment contracts that included guaranteed year-end bonuses for 2004 and 2005, which did not carry over to 2006. Most of our offices were replaced in the last five years and are generally under long-term leases.

Compensation and Benefits

Compensation and benefits expense for our employees is the principal component of our expenses and includes salaries, overtime, bonuses, amortization of grants of awards based on our common stock, benefits, employment taxes and other employee costs. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior employees typically make up a large portion of their total compensation. Compensation is generally accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our consolidated statements of income.

Beginning with the 2006 discretionary bonuses paid in February 2007, a portion of bonuses for certain employees will be paid in restricted stock generally vesting ratably over a three-year service period from date of grant. Equity awards issued in connection with our IPO vest over a four-year period, subject to continued

employment. The non-cash compensation expense associated with these awards will be accrued ratably over the service period.

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

Interest

Interest expense includes interest incurred on bank loans, repurchase agreements, interest bearing securities sold short and inventory financing provided by clearing firms.

Other

Other expenses include consulting fees, professional fees, travel and entertainment expenditures, charitable contributions and research delivery costs.

Income Tax Expense

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

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Overview

Total revenues increased $98.7 million, or 32.1%, to $406.6 million for the year ended December 31, 2006 compared with $307.9 million for the year ended December 31, 2005. This increase was primarily due to increases in investment banking revenues of $60.7 million, increases in commission revenues of $20.3 million, interest and dividend income of $8.9 million and net gain on investments of $7.1 million.

Total expenses increased $38.2 million, or 13.8%, to $314.9 million for the year ended December 31, 2006 compared with $276.7 million for the year ended December 31, 2005. This increase was primarily due to an increase in compensation and benefits expense of $29.1 million. Additionally, non-compensation expenses increased $9.1 million primarily as a result of an increase in interest expense and brokerage and clearance.

We recorded net income of $53.3 million for the year ended December 31, 2006 compared with $17.4 million for the year ended December 31, 2005. The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended
	December 31,		Period-to-Period
	2006	2005	$ Change	% Change
		(dollars in thousands)

Revenues:
Investment banking	$210,026	$149,332	$60,694	40.6%
Commissions	116,625	96,301	20,324	21.1
Principal transactions, net	33,146	31,004	2,142	6.9
Net gain on investments	12,627	5,564	7,063	126.9
Interest and dividend income	26,920	17,984	8,936	49.7
Investment advisory fees	5,036	3,843	1,193	31.0
Other	2,206	3,838	(1,632)	(42.5)

Total revenues	406,586	307,866	98,720	32.1

Expenses:
Compensation and benefits	216,518	187,428	29,090	15.5

Occupancy and equipment	17,728	16,877	851	5.0
Communications and data processing	19,465	18,526	939	5.1
Brokerage and clearance	19,728	17,390	2,338	13.4
Interest	11,023	8,105	2,918	36.0
Other	30,475	28,398	2,077	7.3

Total non-compensation expense	98,419	89,296	9,123	10.2

Total expenses	314,937	276,724	38,213	13.8

Income before income tax expense	91,649	31,142	60,507	194.3
Income tax expense	38,365	13,735	24,630	179.3

Net income	$53,284	$17,407	$35,877	206.1%

Non-GAAP Financial Measures

The Company adopted SFAS No. 123(R) Share-Based Payment on January 1, 2006, using the modified prospective method, which requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expenses over the service period, net of estimated forfeitures.

We reported our compensation expense, tax expense, net income and basic and diluted earnings per share on a non-GAAP basis for the year ended December 31, 2006 in our February 20, 2007 press release. The non-GAAP amount excludes the amortization of stock awards to compensation expense associated with the grant of IPO restricted stock awards to our employees. The following provides details with respect to reconciling compensation expense, tax expense, net income and basic and diluted earnings per share on GAAP basis for the year ended December 31, 2006 to the aforementioned captions on a non-GAAP basis in the same period.

		Reconciliation
	GAAP	Amount		Non-GAAP
	(dollars in thousands, except per share information)

Year ended December 31, 2006:
Compensation and benefits expense	$216,518	$(1,882	)(a)	$214,636
Income tax expense	$38,365	$821	(b)	$39,186
Net income	$53,284	$1,061	(c)	$54,345
Earnings per share:
Basic	$1.94	$0.04		$1.98
Diluted	$1.93	$0.04		$1.97
Weighted average number of common shares outstanding:
Basic	27,512,023	–	(d)	27,512,023
Diluted	27,565,453	–	(d)	27,565,453

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006. The amortization period with respect to this stock compensation expense was from November 8, 2006 to December 31, 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	Both the basic and diluted weighted average common shares outstanding were not adjusted.

We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards in connection with our IPO.

Our management has utilized non-GAAP calculations of presented compensation expense, tax expense, net income and basic and diluted earnings per share that are adjusted in the manner presented above as an additional device to aid in understanding and analyzing our financial results for the year ended December 31, 2006. Specifically, our management believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. These periods did not in the past, and likely will not in the future include such substantial grants of restricted stock awards to employees. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.

A limitation of utilizing these non-GAAP measures of compensation expense, tax expense, net income and basic and diluted earnings per share is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that both our GAAP measures of compensation expense, tax expense, net income and basic and diluted earnings per share and the same respective non-GAAP measures of our financial performance should be considered together.

Revenues

Investment Banking

Investment banking revenues increased $60.7 million, or 40.6%, to $210.0 million for the year ended December 31, 2006 compared with $149.3 million for the year ended December 31, 2005. M&A advisory fees increased $7.1 million, or 12.5%, to $64.1 million for the year ended December 31, 2006 compared to $57.0 million for the year ended December 31, 2005. Private placement revenues increased $37.0 million or 75.2% to $86.2 million for the year ended December 31, 2006 compared to $49.2 million for the year 2005. This increase was primarily due to larger structured finance transactions in 2006 than in 2005. Our underwriting revenues increased $16.6 million or 38.5% to $59.7 million for the year ended December 31, 2006 compared to $43.1 million for the year 2005. The increase in underwriting revenues resulted from an increase in equity underwriting activity in 2006 and more lead managed transactions in 2006 versus 2005.

Commissions

Commissions revenue increased $20.3 million, or 21.1%, to $116.6 million for the year ended December 31, 2006 compared with $96.3 million for the year ended December 31, 2005, primarily due to increases of $14.0 million and $6.3 million in commissions revenue related to our European and U.S. equity activities, respectively.

Principal Transactions, Net

Principal transactions revenue increased $2.1 million, or 6.9%, to $33.1 million for the year ended December 31, 2006 compared with $31.0 million for the year ended December 31, 2005. Such increase was the net result of:

•	Higher realized and unrealized gains from proprietary trading in equity securities.

•	Decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns.

•	Lower realized and unrealized losses from market-making positions in equity securities.

Net Gain on Investments

Net gain on investments increased $7.1 million, or 126.9% to $12.6 million for the year ended December 31, 2006 compared with $5.6 million for the year ended December 31, 2005. The increase was primarily due to the gain of $5.4 million with respect to the exchange of our NYSE seat for cash and shares of NYSE Group, Inc.

Interest and Dividend Income

Interest and dividend income increased $8.9 million, or 49.7%, to $26.9 million for the year ended December 31, 2006 compared with $18.0 million for the year ended December 31, 2005 primarily due to higher average interest bearing assets, primarily capital securities held for securitization, and higher interest rates in 2006 relative to 2005.

Investment Advisory Fees

Investment advisory fees increased $1.2 million, or 31%, to $5.0 million for the year ended December 31, 2006 compared with $3.8 million for the year ended December 31, 2005. The increase resulted from higher performance fees on equity hedge funds.

Other

Other revenues decreased $1.6 million, or 42.5%, to $2.2 million for the year ended December 31, 2006 compared with $3.8 million for the year ended December 31, 2005.

Expenses

Compensation and Benefits

Compensation and benefits expense increased $29.1 million, or 15.5%, to $216.5 million for the year ended December 31, 2006 compared with $187.4 million for the year ended December 31, 2005. The increase was related to our increase in revenues which resulted in higher bonuses in 2006. Compensation and benefits as a percentage of total revenue was 53.3% in 2006 compared to 60.9% in 2005.

Compensation and benefits expense for the year ended December 31, 2006 does not include the February 2007 grant of restricted stock to our employees which was based on their performance during 2006 and had a grant date fair value of $10.8 million. These equity awards will generally vest and be expensed pro rata over the three-year period beginning on the date of grant.

Occupancy and Equipment

Occupancy and equipment expense increased $0.9 million, or 5.0%, to $17.7 million for the year ended December 31, 2006 compared with $16.9 million for the year ended December 31, 2005.

Communications and Data Processing

Communications and data processing expense increased $0.9 million, or 5.1%, to $19.5 million for the year ended December 31, 2006 compared with $18.5 million for the year ended December 31, 2005.

Brokerage and Clearance

Brokerage and clearance expense increased $2.3 million, or 13.4%, to $19.7 million for the year ended December 31, 2006 compared with $17.4 million for the year ended December 31, 2005. The increase was primarily due to greater volume of execution through local brokers in certain European markets in which we were not a member of the local stock exchange and higher electronic execution service charges.

Interest

Interest expense increased $2.9 million, or 36.0%, to $11.0 million for the year ended December 31, 2006 compared with $8.1 million for the year ended December 31, 2005. The increase was due to short-term borrowings secured by capital securities held for securitization in 2006 as well as generally higher interest rates in 2006.

Other

Other expense increased $2.1 million, or 7.3%, to $30.5 million for the year ended December 31, 2006 compared with $28.4 million for the year ended December 31, 2005.

Income Tax Expense

Income tax expense was $38.4 million for the year ended December 31, 2006, which equals an effective tax rate of 41.9%, compared to $13.7 million for the year ended December 31, 2005, which equals an effective tax rate of 44.1%. The decrease in the effective tax rate reflects the reversal of 2005 tax provisions as a result of the finalization and filing of the 2005 state and local tax returns in the third quarter of 2006. Such final returns reflected lower than estimated tax liabilities for 2005 for state and local taxes as a result of favorable allocations of taxable income among various state and local jurisdictions for 2005.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Overview

Total revenues increased $7.6 million, or 2.5%, to $307.9 million for the year ended December 31, 2005 compared with $300.3 million for the year ended December 31, 2004. This increase was primarily due to increases in commission revenues of $30.2 million, net gains on investments of $2.5 million and interest and dividend income of $9.4 million, offset partially by a decrease in principal transactions revenues of $10.6 million, investment banking revenues of $13.8 million and other income of $9.1 million.

Total expenses increased $31.6 million, or 12.9%, to $276.7 million for the year ended December 31, 2005 compared with $245.2 million for the year ended December 31, 2004, this increase was primarily due to an increase in compensation and benefits expense resulting from the increase in revenues and the expansion of our London office. Additionally, non-compensation expenses increased $14.6 million as a result of an increase in interest expense as a result of the short-term bank debt secured by capital securities held for securitization and an increase in the non-compensation expenses of our London office.

We recorded net income of $17.4 million for the year ended December 31, 2005 compared with $31.3 million for the year ended December 31, 2004. The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended
	December 31,		Period-to-Period
	2005	2004	$ Change	% Change
	(dollars in thousands)

Revenues:
Investment banking	$149,332	$163,114	$(13,782)	(8.4)%
Commissions	96,301	66,081	30,220	45.7
Principal transactions, net	31,004	41,566	(10,562)	(25.4)
Net gain on investments	5,564	3,071	2,493	81.2
Interest and dividend income	17,984	8,629	9,355	108.4
Investment advisory fees	3,843	4,896	(1,053)	(21.5)
Other	3,838	12,941	(9,103)	(70.3)

Total revenues	307,866	300,298	7,568	2.5

Expenses:
Compensation and benefits	187,428	170,484	16,944	9.9

Occupancy and equipment	16,877	14,545	2,332	16.0
Communications and data processing	18,526	15,462	3,064	19.8
Brokerage and clearance	17,390	15,289	2,101	13.7
Interest	8,105	872	7,233	829.5
Other	28,398	28,506	(108)	(0.4)

Total non-compensation expense	89,296	74,674	14,622	19.6

Total expenses	276,724	245,158	31,566	12.9

Income before income taxes	31,142	55,140	(23,998)	(43.5)
Income tax expense	13,735	23,867	(10,132)	(42.5)

Net income	$17,407	$31,273	$(13,866)	(44.3)%

Revenues

Investment Banking

Investment banking revenues decreased $13.8 million, or 8.4%, to $149.3 million for the year ended December 31, 2005 compared with $163.1 million for the year ended December 31, 2004, due primarily to fewer M&A, underwritings and private placement transactions in 2005 compared to 2004. M&A advisory fees decreased $4.7 million, or 7.6%, to $57.0 million for the year ended December 31, 2005 compared with $61.7 million for the year ended December 31, 2004. Our underwriting revenues decreased $9.1 million, or

9.0%, to $92.3 million for the year ended December 31, 2005 compared with $101.4 million for the year ended December 31, 2004.

Commissions

Commissions revenue increased $30.2 million, or 45.7%, to $96.3 million for the year ended December 31, 2005 compared with $66.1 million for the year ended December 31, 2004 primarily due to the growth of our European equities business which began in mid-2004. Both U.S. and European equities customer order volume increased in 2005 compared to the year ended December 31, 2004.

Principal Transactions, Net

Principal transactions revenue decreased $10.6 million, or 25.4%, to $31.0 million for the year ended December 31, 2005 compared with $41.6 million for the year ended December 31, 2004. Such decrease was the net result of:

•	Decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns.

•	Higher realized and unrealized losses from market-making positions in equity securities.

•	Lower realized and unrealized gains from proprietary trading in equity securities.

Net Gain on Investments

Net gain on investments increased $2.5 million, or 81.2% to $5.6 million for the year ended December 31, 2005 compared with $3.1 million for the year ended December 31, 2004. The increase was primarily due to gains on private equity investment securities and partnership interests in 2005 and an increase in the unrealized gain on our investment in the KBW Asset Management funds.

Interest and Dividend Income

Interest and dividend income increased $9.4 million, or 108.4%, to $18.0 million for the year ended December 31, 2005 compared with $8.6 million for the year ended December 31, 2004 due primarily to higher average interest bearing assets, primarily capital securities held for securitization, and higher interest rates in 2005 relative to 2004.

Investment Advisory Fees

Investment advisory fees decreased $1.1 million, or 21.5%, to $3.8 million for the year ended December 31, 2005 compared with $4.9 million for the year ended December 31, 2004. The decrease was primarily a result of lower management fees, due to lower average assets under management in 2005 compared to 2004 and lower investment performance fees as a result of slightly lower investment returns.

Other

Other revenues decreased $9.1 million, or 70.3% to $3.8 million for the year ended December 31, 2005 compared with $12.9 million for the year ended December 31, 2004. In 2004, we recognized $10.1 million in insurance recoveries and government grants relating to the World Trade Center attacks.

Expenses

Compensation and Benefits

Compensation and benefits expense increased $16.9 million, or 9.9%, to $187.4 million for the year ended December 31, 2005 compared with $170.5 million for the year ended December 31, 2004. The increase was primarily attributable to the expansion of the London office.

Occupancy and Equipment

Occupancy and equipment expense increased $2.3 million, or 16.0%, to $16.9 million for the year ended December 31, 2005 compared with $14.5 million for the year ended December 31, 2004. The increase is attributable to higher leasehold improvement and equipment depreciation expense and higher rent expense associated with the London office expansion and relocation of the San Francisco office.

Communications and Data Processing

Communications and data processing expense increased $3.1 million, or 19.8%, to $18.5 million for the year ended December 31, 2005 compared with $15.5 million for the year ended December 31, 2004. The increase was primarily due to increased market data services expenses associated with the expansion of the London office.

Brokerage and Clearance

Brokerage and clearance expense increased $2.1 million, or 13.7%, to $17.4 million for the year ended December 31, 2005 compared with $15.3 million for the year ended December 31, 2004. The increase was primarily due to increased local brokerage expenses associated with our European equities customer business offset by lower clearance and floor brokerage costs for the U.S. equities business.

Interest

Interest expense increased $7.2 million to $8.1 million for the year ended December 31, 2005 compared with $0.9 million for the year ended December 31, 2004. The increase is primarily due to a result of short-term borrowings secured by capital securities held for securitization.

Other

Other expense decreased $0.1 million, or 0.4%, to $28.4 million for the year ended December 31, 2005 compared with $28.5 million for the year ended December 31, 2004. This decrease was primarily due to lower professional fees offset by higher travel and entertainment expenses.

Income Tax Expense

Income tax expense was $13.7 million for the year ended December 31, 2005, which equals an effective tax rate of 44.1%, compared to $23.9 million for the year ended December 31, 2004, which equals an effective tax rate of 43.3%.

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

Our operating activities generate cash resulting from net income earned during the period and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in securities owned on a proprietary basis and investment positions in response to changing trading strategies and market conditions.

We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of December 31, 2006, we had liquid assets of $413.7 million, primarily consisting of cash and cash equivalents, securities purchased under resale agreements and receivables from clearing brokers. We also periodically utilize short term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL product pool formation. On one occasion in the past three years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time period. Although we believe such sources remain available, we do not currently have any plans to obtain such short term subordinated financing from any outside source.

The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus and retention compensation payments, which make up a larger portion of total compensation, are generally paid once a year. Bonus and retention compensation payments for a given year are generally paid in February of the following year. We continually monitor our liquidity position and believe our available liquidity will be sufficient to fund our ongoing activities over the next twelve months.

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

At December 31, 2006, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $99.7 million, or $89.2 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority.

Cash Flows

Year ended December 31, 2006.  Cash increased $90.0 million in the year ended December 31, 2006, primarily due to positive cash flows from operating and financing activities, partially offset by cash used in investing activities.

Our operating activities provided $19.5 million of cash due to net income of $63.0 million, adjusted for non-cash revenue and expense items of $9.7 million, and cash provided from the change in operating liabilities of $12.0 million, offset by a decrease in cash from operating assets of $55.5 million. The non-cash items consisted primarily of depreciation and amortization expense of $5.9 million, deferred income tax liabilities of $0.3 million and amortization of stock-based compensation related to restricted stock of $3.5 million. Cash provided from the increase in operating liabilities consisted primarily of an $82.3 million increase in securities sold under repurchase agreements, an increase in accounts payable, accrued expenses and other liabilities of $36.3 million, securities sold, not yet purchased, at fair value of $14.0 million partially offset by decreases in short-term borrowings and payable to clearing broker of $35.3 million and $92.0 million, respectively. The decrease in cash from operating assets was primarily attributable to an increase in receivables from clearing broker of $94.1 million, securities purchased under resale agreement of $18.4 million and securities not readily marketable, at fair value of $9.4 million. These increases were partially offset by a decline in securities owned, at fair value of $65.3 million.

We used $3.4 million in our investing activities, primarily in the purchase of fixed assets. Cash from financing activities increased $72.6 million primarily as a result of the net proceeds from the IPO.

Year ended December 31, 2005.  Cash increased $15.9 million in the year ended December 31, 2005, primarily due to positive operating cash flow, offset by cash used in financing activities.

Our operating activities provided $43.8 million of cash due to net income of $22.0 million, adjusted for non-cash revenue and expense items of $4.6 million, and cash provided from the change in operating liabilities of $90.0 million, offset by a decrease in cash from operating assets of $68.2 million. The non-cash items consisted primarily of depreciation and amortization expense of $5.7 million, deferred income tax liabilities of $2.8 million and amortization of stock-based compensation related to restricted stock units of $1.7 million. Cash provided from the increase in operating liabilities consisted primarily of a $92.0 million increase in payables to clearing broker and an increase in short-term borrowings of $63.8 million, partially offset by a decrease of $41.3 million in securities sold, not yet purchased and $25.5 million in securities sold under repurchase agreements. The decrease in cash from operating assets was primarily attributable to a $103.2 million increase in securities owned, partially offset by a decrease of $40.4 million in receivables from clearing brokers and a decrease of $21.9 million in securities purchased under resale agreements. The reduction in receivables from clearing brokers was a result of the creation of a holding company structure in August 2005 in which our operating subsidiary paid us a cash dividend.

We used $6.1 million in our investing activities, primarily in the purchase of fixed assets. Financing activities used $20.8 million in cash primarily for the payment of a dividend to stockholders of $36.7 million, which was the only dividend we have ever paid, partially offset by proceeds from the issuance of our common stock for $18.3 million.

Year ended December 31, 2004.  Cash increased $40.6 million during the year ended December 31, 2004, primarily due to positive cash flows from operating activities and financing activities, partially offset by cash used in investing activities.

Our operating activities provided $24.8 million of cash from net income of $39.4 million, adjusted for non-cash revenue and expense items of $8.1 million, and due to an increase in cash from the change in operating liabilities of $75.2 million, partially offset by a reduction in cash from the change in operating assets of $89.8 million. The change in operating liabilities related primarily to a $66.9 million increase in securities sold, not yet purchased and a $17.5 million increase in accounts payable, accrued expenses and other liabilities, partially offset by a reduction in securities sold under repurchase agreements and income taxes payable of $9.3 million. The reduction in cash from increased operating assets was primarily attributable to an $89.0 million increase in receivables from clearing brokers.

Investing activities consisted of $12.4 million in purchases of fixed assets. Financing activities primarily resulted from the re-issuance of common stock for $43.3 million in proceeds, partially offset by the purchase of common stock from departing employees for $13.1 million, the redemption of shares converted from restricted stock units and our receipt of $7.5 million in notes receivable from employees to fund purchases of our common stock.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in “Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

Our significant accounting policies are summarized in note 1 to our consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

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

Using these criteria, we believe the following to be our critical accounting policies:

Fair Value of Financial Instruments

Substantially all of our financial instruments, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. “Securities owned,” “securities not readily marketable” and “securities sold, not yet purchased” are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “Principal transactions, net” or “net gain on investments” in our consolidated statements of income. Financial instruments carried at contract amounts include “receivables from clearing brokers,” “payable to clearing broker,” “securities purchased under resale agreements” and “securities sold under repurchase agreements.”

Fair value of our financial instruments is generally obtained from quoted market prices, broker or dealer price quotations, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors that we consider in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield and other factors generally pertinent to the valuation of financial instruments.

Contractual Obligations

Contractual obligations with respect to operating leases as of December 31, 2006 are as follows (dollars in thousands):

	Payments due by Period
	Total	2007	2008-2009	2010-2011	2012 and thereafter

Operating lease obligations	$101,253	$10,570	$20,755	$20,309	$49,619

This excludes capital commitments that can be called at any time on private limited partnership interests of $12.2 million at December 31, 2006.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2006. However, as described below under “— Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Recently Issued Accounting Standards, Not Yet Adopted

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which will become effective for us on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

SFAS No. 157, Fair Value Measurements (“SFAS 157”).  In September 2006, FASB issued SFAS 157 which will become effective for us January 1, 2008. This standard establishes a consistent framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures with respect to fair value measurements. In addition, SFAS 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. We are assessing SFAS 157 to determine the financial impact, if any, on our consolidated statements of financial condition and income.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The following table sets forth our month-end high, low and average long/short securities owned for the year ended December 31, 2006:

	High	Low	Average
	(dollars in thousands)

Long Value:
Equities	$112,635	$80,590	$99,435
Corporate bonds	245,806	116,144	177,191
U.S. Government and agency securities	21,763	1,924	10,149
Mortgage backed securities	14,645	0	2,007

Short Value:
Equities	$45,667	$27,498	$35,956
Corporate bonds	18,066	176	6,212
U.S. Government and agency securities	103,874	39,429	65,280

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

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

We have audited the accompanying consolidated statements of financial condition of KBW, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBW, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

New York, New York
March 30, 2007

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005

ASSETS
Cash and cash equivalents	$165,647	$75,642
Securities owned, at fair value:
Equities	101,649	81,018
Corporate bonds	116,144	221,261
U.S. Government and agency securities	15,905	11,345
Mortgage backed securities	14,645	—

	248,343	313,624

Securities not readily marketable, at fair value	82,394	73,012
Securities purchased under resale agreements	62,319	43,881
Receivables from clearing brokers	185,712	91,630
Accounts receivable	25,740	25,787
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $18,297 in 2006 and $14,348 in 2005	22,151	24,615
Other assets	11,905	13,355

Total assets	$804,211	$661,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to clearing broker	$—	$91,977
Securities sold under repurchase agreements	84,536	2,275
Short-term borrowings	28,500	63,750
Securities sold, not yet purchased, at fair value:
Equities	29,528	21,187
Corporate bonds	5,082	12,191
U.S. Government and agency securities	76,362	63,621

	110,972	96,999

Accounts payable, accrued expenses, and other liabilities	166,671	130,386
Income taxes payable	16,772	10,065

Total liabilities	407,451	395,452

Stockholders’ equity (Note 8):
Preferred stock	—	—
Common stock	292	6
Paid-in capital	94,419	27,410
Retained earnings	310,076	256,792
Notes receivable from stockholders	(8,843)	(17,644)
Accumulated other comprehensive income (loss)	816	(470)

Total stockholders’ equity	396,760	266,094

Total liabilities and stockholders’ equity	$804,211	$661,546

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Income
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share information)

	2006	2005	2004

Revenues:
Investment banking	$210,026	$149,332	$163,114
Commissions	116,625	96,301	66,081
Principal transactions, net	33,146	31,004	41,566
Net gain on investments	12,627	5,564	3,071
Interest and dividend income	26,920	17,984	8,629
Investment advisory fees	5,036	3,843	4,896
Other	2,206	3,838	12,941

Total revenues	406,586	307,866	300,298

Expenses:
Compensation and benefits	216,518	187,428	170,484
Occupancy and equipment	17,728	16,877	14,545
Communications and data processing	19,465	18,526	15,462
Brokerage and clearance	19,728	17,390	15,289
Interest	11,023	8,105	872
Other	30,475	28,398	28,506

Total expenses	314,937	276,724	245,158

Income before income tax expense	91,649	31,142	55,140
Income tax expense	38,365	13,735	23,867

Net income (Note 8)	$53,284	$17,407	$31,273

Earnings per share (Note 8):
Basic	$1.94	$0.64	$1.24
Diluted	$1.93	$0.64	$1.24
Weighted average number of common shares outstanding:
Basic	27,512,023	27,194,404	25,253,771
Diluted	27,565,453	27,215,001	25,296,556

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share information)

						Notes	Accumulated	Total
					Common	Receivable	Other	Stockholders’
	Preferred	Common	Paid-in	Retained	Treasury	from	Comprehensive	Equity
	Stock	Stock	Capital	Earnings	Stock	Stockholders	Income (loss)	(Note 8)

Balance at December 31, 2003	$—	$38	$158,561	$309,599	$(244,271)	$(17,389)	$—	$206,538
Net income (Note 8)	—	—	—	31,273	—	—	—	31,273
Other comprehensive income, currency translation adjustment, net of tax $433	—	—	—	—	—	—	527	527

Total comprehensive income	—	—	—	—	—	—	—	31,800

Purchase of 1,042,277 shares of common stock for treasury	—	—	—	—	(13,120)	—	—	(13,120)
Issuance of 4,479,568 shares of common stock from treasury	—	—	42,944	—	2,833	—	—	45,777
Amortization of stock-based compensation	—	—	1,967	—	—	—	—	1,967
Restricted stock units converted	—	—	(2,500)	—	—	—	—	(2,500)
Excess net tax benefit related to delivery of restricted stock units	—	—	737	—	—	—	—	737
Issuance of notes receivable from stockholders	—	—	—	—	—	(7,548)	—	(7,548)
Repayment of notes receivable from stockholders	—	—	—	—	—	5,038	—	5,038

Balance at December 31, 2004	—	38	201,709	340,872	(254,558)	(19,899)	527	268,689
Net income (Note 8)	—	—	—	17,407	—	—	—	17,407
Other comprehensive loss, currency translation adjustment, net of tax benefit of ($815)	—	—	—	—	—	—	(997)	(997)

Total comprehensive income	—	—	—	—	—	—	—	16,410

Purchase of 242,520 shares of common stock for treasury	—	—	—	—	(2,564)	—	—	(2,564)
Issuance of 6,794 shares of common stock from treasury	—	—	75	—	—	(75)	—	—
Amortization of stock-based compensation	—	—	1,741	—	—	—	—	1,741
Retirement of 24,613,802 shares of common stock from treasury	—	(32)	(192,328)	(64,762)	257,122	—	—	—
Purchase of 215,301 shares of common stock	—	—	(2,103)	—	—	621	—	(1,482)
Issuance of 1,866,286 shares of common stock	—	—	18,285	—	—	(3,897)	—	14,388
Excess net tax benefit related to delivery of restricted stock units	—	—	31	—	—	—	—	31
Repayment of notes receivable from stockholders	—	—	—	—	—	5,606	—	5,606
Payment to common stockholders	—	—	—	(36,725)	—	—	—	(36,725)

Balance at December 31, 2005	—	6	27,410	256,792	—	(17,644)	(470)	266,094
Net income (Note 8)	—	—	—	53,284	—	—	—	53,284
Other comprehensive income, currency translation adjustment, net of tax $1,039	—	—	—	—	—	—	1,286	1,286

Total comprehensive income	—	—	—	—	—	—	—	54,570

Purchase of 1,182,328 shares of common stock	—	(12)	(12,206)	—	—	1,218	—	(11,000)
Issuance of 4,122,482 shares of common stock	—	41	76,808	—	—	—		76,849
Forty-three for one stock split effective November 1, 2006	—	257	(257)	—	—	—	—	—
Amortization of stock-based compensation	—	—	3,476	—	—	—	—	3,476
Restricted stock units converted	—	—	(1,175)	—	—	—	—	(1,175)
Excess net tax benefit related to delivery of restricted stock units	—	—	363	—	—	—	—	363
Repayment of notes receivable from stockholders	—	—	—	—	—	7,583	—	7,583

Balance at December 31, 2006	$—	$292	$94,419	$310,076	$—	$(8,843)	$816	$396,760

Description of common stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	In Treasury	Outstanding

$0.01	2006	140,000,000	29,204,941	—	29,204,941
$0.01	2005	387,000,000	26,264,787	—	26,264,787
$0.01	2004	215,000,000	161,436,405	136,586,877	24,849,528

Description of preferred stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	Outstanding

$0.01	2006	10,000,000	—	—
$0.01	2005	1,000,000	—	—
-	2004	—	—	—

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$53,284	$17,407	$31,273

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	330	(2,845)	2,244
Depreciation and amortization	5,906	5,737	3,934
Amortization of stock-based compensation	3,476	1,741	1,967
(Increase) decrease in operating assets:
Securities owned, at fair value	65,281	(103,199)	10,581
Securities not readily marketable, at fair value	(9,382)	(18,054)	6,882
Securities purchased under resale agreements	(18,438)	21,851	(17,466)
Receivable from clearing brokers	(94,082)	40,353	(89,035)
Accounts receivable	47	(14,315)	6,274
Other assets	1,120	5,153	(7,023)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value	13,973	(41,310)	66,903
Securities sold under repurchase agreements	82,261	(25,540)	(5,993)
Short-term borrowings	(35,250)	63,750	—
Payable to clearing broker	(91,977)	91,977	—
Accounts payable, accrued expenses, and other liabilities	36,285	(1,349)	17,540
Income taxes payable	6,707	2,482	(3,290)

Net cash provided by operating activities	19,541	43,839	24,791

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(3,442)	(6,136)	(12,395)

Net cash used in investing activities	(3,442)	(6,136)	(12,395)

Cash flows from financing activities:
Issuance of shares of common stock from treasury	—	—	43,277
Purchase of shares of common stock for treasury	—	(2,564)	(13,120)
Issuance of shares of common stock	75,674	18,285	—
Purchase of shares of common stock	(11,000)	(1,482)	—
Excess net tax benefit related to delivery of restricted stock units	363	—	—
Issuance of notes receivable from stockholders	—	(3,897)	(7,548)
Repayment of notes receivable from stockholders	7,583	5,606	5,038
Payment to common stockholders	—	(36,725)	—

Net cash provided by (used in) financing activities	72,620	(20,777)	27,647

Currency adjustment:
Effect of exchange rate changes on cash	1,286	(997)	527

Net increase in cash and cash equivalents	90,005	15,929	40,570
Cash and cash equivalents at beginning of year	75,642	59,713	19,143

Cash and cash equivalents at end of year	$165,647	$75,642	$59,713

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$29,334	$7,899	$27,156
Interest	$10,743	$7,570	$381

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

(1)  Organization

Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management (“KBWAM”) and KBW Ventures, Inc. (“Ventures”). Keefe is a regulatory member of the New York Stock Exchange and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, Virt-x and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has clearing arrangements with Pershing LLC and Fortis Securities LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.

(2)  Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issue Task Force on Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Effective January 1, 2006, the Company had provided limited partners with rights to remove the Company as general partner or rights to terminate the partnership; therefore, there was no impact on the consolidated financial statements.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and these footnotes including securities valuations, compensation accruals and other matters. Management believes that the estimates used in preparing the Company’s consolidated financial statements are reasonable. Actual results may differ from these estimates.

(c)	Cash and Cash Equivalents

Cash equivalents include investments with an original maturity of three months or less when purchased. Due to the short-term nature of these instruments, carrying value approximates their fair value.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(d)	Securities Transactions

Securities and option transactions are recorded on a trade-date basis. Securities owned and securities sold, not yet purchased are valued at fair value. Realized and unrealized gains and losses are included in the consolidated statements of income in principal transactions, net.

(e)	Securities Not Readily Marketable

Securities not readily marketable include limited partnership interests, and certain private and publicly-traded securities, held for long-term proprietary investment purposes, of financial services companies. Securities not readily marketable are valued at fair value as determined by management. The resulting difference between cost and market or estimated fair value is included in the consolidated statements of income in net gain on investments.

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

The market value of collateral accepted by the Company under resale agreements was $62,237 and $44,062 at December 31, 2006 and 2005, respectively, substantially all of which has been sold or re-pledged. The resale agreements have subsequently been closed out at the contract value.

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

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

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

Substantially all of the Company’s financial instruments, as defined in Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Securities owned, securities not readily marketable and securities sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions, net or net gain on investments in the accompanying consolidated statements of income. Financial instruments carried at contract amounts include receivables from clearing brokers, payable to clearing broker, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.

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

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(l)	Foreign Currency Translation

The Company translates the balance sheets of KBWL at the exchange rates in effect at the balance sheet date. The consolidated statements of income are translated at the average rates of exchange during the year. The resulting translation adjustments of KBWL are recorded directly to accumulated other comprehensive income (loss).

(m)	Earnings Per Share (“EPS”)

In connection with the initial public offering (“IPO”), the Company completed a 43 for 1 stock split in the form of a dividend on November 1, 2006 on all then outstanding shares. All references to number of shares and restricted stock units and per share amounts in these consolidated financial statements and accompanying notes have been adjusted to reflect the stock split on a retroactive basis as if such stock split had occurred on January 1, 2004.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock.

(n)	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period that such awards are expected to vest. Such grants are recognized as expenses on a straight-line basis over the service period, net of estimated forfeitures. No adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary.

(o)	Contributions

Contributions are recorded when the conditions on which they depend are substantially met in accordance with SFAS No. 116, Accounting For Contributions Received and Contributions Made.

(p)	Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year presentation. Commencing in 2006, certain reclassifications were made between interest expense and brokerage and clearance expense on the consolidated statements of income. In addition, certain reclassifications were made between securities purchased under resale agreements and receivables from / payable to clearing broker(s) on the consolidated statements of financial condition. These reclassifications had no effect on net income or earnings per share.

(3)  Short-Term Borrowings

The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the years ended December 31, 2006 and 2005 were $54,500 and $40,650, respectively. Secured short-term borrowings were $28,500 at the rate in effect of 5.92% as of December 31, 2006, and $63,750 at the rate in effect of 4.84% as of December 31, 2005, respectively. Included in securities owned as of December 31, 2006 and 2005 were $38,000 and $85,000, respectively, of corporate bonds in which the lender has a security interest in connection with short-term borrowings.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(4)  Commitments and Contingencies

(a)	Leases

The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2007 and 2016. Such agreements contain escalation clauses and provide that certain operating costs be paid by the Company in addition to the minimum rentals.

Future minimum lease payments as of December 31, 2006 are as follows:

Lease Payments

Year:
2007	$10,570
2008	10,462
2009	10,293
2010	10,166
2011	10,143
Thereafter	49,619

Total	$101,253

Rent expense for the years ended December 31, 2006, 2005 and 2004 aggregated $11,510, $11,234 and $10,508, respectively.

(b)	Litigation

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

Direct General Litigation

Keefe is one of several named defendants in a putative class action, Jeffrey H. Winokur v. Direct General, et al., filed by plaintiffs seeking to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 2003 initial public offering of Direct General Corporation and in connection with a follow-on offering In March 2004. Direct General Corporation is a property casualty insurance company specializing in automobile insurance. The aggregate gross proceeds from these offerings were approximately $300,000. Keefe was the lead underwriter of both the IPO and the follow-on offering. Keefe had a participation of 42.1% in the IPO and 53.0% in the follow-on offering. Plaintiffs asserted claims against Keefe and the other underwriters, among others, under the federal securities laws. On March 2, 2007, a Memorandum of Understanding was signed by the plaintiffs and defendants establishing terms of settlement. Under the agreement, Direct General Corporation will make payment of all amounts paid in settlement by the underwriters and there will be a complete release from further claims of liability and no admission of liability or fault. The Memorandum of Understanding is subject to several conditions, including approval by the court.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(c)	Limited Partnership Commitments

As of December 31, 2006, the Company had approximately $12,243 in outstanding commitments for additional funding to limited partnership investments.

(5)  Financial Instruments with Off-Balance-Sheet Risk

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

Also in connection with its proprietary trading activities, the Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at market values of the related securities and will record a trading loss if the market value of the securities increases subsequent to the consolidated financial statements date.

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

A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Amount	Value	Fair Value

December 31, 2006:
Purchased options	$500	$92	$160
Written options	$400	$87	$5
Short futures contracts	$2,375	$1,286	$3,460
December 31, 2005:
Purchased options	$975	$9	$23
Written options	$—	$20	$—
Short futures contracts	$750	$501	$891

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(6)  Concentrations of Credit Risk

The Company is engaged in various securities trading and brokerage activities servicing primarily domestic and foreign institutional investors. Nearly all of the Company’s transactions are executed with and on behalf of institutional investors, including other brokers and dealers, commercial banks, mutual funds, and other financial institutions. The Company’s exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets.

A substantial portion of the Company’s marketable securities are common stock and debt of financial institutions. The credit and/or market risk associated with these holdings can be directly impacted by factors that affect this industry such as volatile equity and credit markets and actions of regulatory authorities.

(7)  Notes Receivable from Stockholders

Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan (see Note 8). Loans are payable in annual installments and bear interest between 2.7% and 5.0% per annum.

(8)  Common Stock

Effective August 1, 2005, Keefe engaged in a corporate restructuring to create a holding company. Keefe merged into KBWI Acquisition Corp and became a wholly owned subsidiary of the Company. The stockholders of Keefe exchanged their Keefe common stock for common stock of the Company. Keefe’s common stock in treasury was retired. On the reorganization date, Keefe transferred its investments in and advances to KBWAM and KBWL to the Company for no consideration. As a result of the reorganization, the Company adopted Keefe’s book value stock purchase plan, the notes receivable from stockholders to finance their acquisition of Keefe stock became payable to the Company, and Keefe’s outstanding equity related instruments and restricted stock units became instruments and units relating to the Company’s stock.

In August 2006, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form S-1 under the Securities Act of 1933, as amended, with respect to the IPO. Prior to the IPO, all of the Company’s shares were directly or beneficially owned by its employees. The IPO became effective November 8, 2006 and the Company issued 3,900,000 shares of common stock at an offering price of $21.00 per share. The proceeds to the Company were $75,364 net of the Company’s offering cost. In addition, the Company’s employees sold 3,900,000 shares of common stock.

On November 8, 2006, the 2005 Amended and Restated Stockholders’ Agreement (“2005 Stockholders’ Agreement”) was terminated. The 2005 Stockholders’ Agreement provided that upon a stockholder’s death or retirement (as defined in the 2005 Stockholders’ Agreement) the Company would repurchase the stockholder’s common stock at its book value (as determined by the Company’s board of directors in the manner described in the 2005 Stockholders’ Agreement) as of the end of the month of such event. In accordance with SFAS No. 150, the death of a stockholder is certain to occur, therefore, the mandatorily redeemable common stock was classified as a liability.

On the IPO date, a new amended and restated Stockholders’ Agreement (“2006 Stockholders’ Agreement”) was entered into by certain employees who are stockholders of the Company. The 2006 Stockholders’ Agreement provides that certain stockholders who are employees are limited as to the disposition of their common stock held on such date during the period ending on the fifth anniversary of the IPO. Under the 2006 Stockholders’ Agreement, the Company is not obligated to repurchase common stock at its book value. As a result, in accordance with SFAS 150, the Company’s common stock is classified as equity.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

Prior to the completion of the IPO and termination of the 2005 Stockholders’ Agreement, common stock was considered mandatorily redeemable and the amounts classified as stockholders’ equity were previously classified as a liability captioned as mandatorily redeemable common stock. Amounts classified as net income were previously classified as net income available to mandatorily redeemable common stockholders. Earnings per share were previously classified as net income available to mandatorily redeemable common stockholders per share.

(9)  Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R), using the modified prospective method (see Note 2). At December 31, 2006, the Company had two types of stock-based compensation arrangements: Restricted Stock Units (“RSUs”) and the 2006 Equity Incentive Plan (the “Plan”).

The following table sets forth activity relating to the Company’s RSUs:

			Weighted
	Year Ended		Average Grant
	December 31, 2006		Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Restricted stock units:
Balance, beginning of year	197,585	1,553,418	$10.11	$6.57
Grants	3,698	—	$9.98	$—
Vested	(91,590)	91,590	$9.87	$9.87
Converted and redeemed	—	(205,153)	$—	$6.70

Balance, end of year	109,693	1,439,855	$10.32	$6.76

	Year Ended December 31,
	2006	2005	2004

Restricted stock units:
Balance, beginning of year	1,751,003	1,751,003	1,938,440
Grants	3,698	—	288,659
Forfeited	—	—	(49,020)
Converted and redeemed	(205,153)	—	(427,076)

Balance, end of year	1,549,548	1,751,003	1,751,003

During 2006, 2005 and 2004, the company granted 3,698, nil and 288,659, respectively, of stock split adjusted RSUs at a total fair value of $37, nil and $3,050, respectively, pursuant to commitments made in connection with employment of certain employees. Each RSU represents the right to one share of common stock and generally vest in equal amounts annually over a three-year period from the grant date. Vesting would accelerate on a change in control, death or permanent disability. Upon vesting, RSUs can be converted into common stock unless conversion is deferred by the employee. Compensation expense equivalent to the grant date book value per share, which approximated the then fair value, is recognized by the Company over the vesting period. Associated compensation expense recognized was $1,594, $1,741 and $1,967 for the years ended December 31, 2006, 2005 and 2004, respectively. The respective deferred tax benefits resulting from such compensation expense were $599, $654 and $815 in those same respective years. Unvested RSUs are subject to forfeiture upon voluntary termination or termination of employment for cause. There have been no

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

modifications in terms with respect to RSUs granted. At December 31, 2006, there were an aggregate of 1,549,548 RSUs outstanding.

The following table sets forth activity relating to the Company’s restricted stock awards (“RSAs”), all which require future services, awarded under the Plan:

		Weighted
	Year Ended	Average Grant
	December 31, 2006	Date Fair Value

Restricted stock awards:
Balance, beginning of year	—	$—
Grants	2,592,200	$21.00
Forfeited	(100)	$21.00
Converted and redeemed	—	$—

Balance, end of year	2,592,100	$21.00

The Plan permits the granting of up to 6,150,000 shares of common stock. In connection with its IPO in 2006, the Company granted 2,592,200 RSAs under the Plan to certain directors and employees. RSAs are actual shares of common stock issued to the participant that are restricted. Of such total, 2,578,900 RSAs vest over a four year period. The Company also granted 13,300 RSAs of such total grants to certain employees that will vest six months following the completion of the IPO. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment or retirement. There were 2,592,100 outstanding RSAs at December 31, 2006.

The aggregate fair value of the RSAs granted in 2006 was $54,436. This value was based upon the per share IPO price of $21.00.

The compensation expense with respect to the granting of RSAs for the year ended December 31, 2006 was $1,882. The deferred tax benefits resulting from such compensation expense at December 31, 2006 was $769. There have been no modifications in terms with respect to RSAs granted.

At December 31, 2006, the compensation cost with respect to the unvested RSUs and RSAs was $440 and $52,552, respectively, which will be recognized in future years, primarily 2007, 2008 and 2009. The weighted average period with respect to these stock compensation expenses yet to be recognized was 0.9 years for RSUs and 2.6 years for RSAs.

In order to satisfy the redemption of RSUs and the delivery of RSAs, the Company may issue shares from previously un-issued shares or purchase shares in the open market.

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $363 related to share-based compensation in cash flows from financing activities in 2006.

(10)  Employee Profit-Sharing and Retirement Plan

The Company has a defined contribution profit-sharing and retirement plan (“the Retirement Plan”) in which all employees are entitled to participate based upon certain eligibility requirements. The Company’s profit sharing contribution to the Retirement Plan, which is voluntary, was $5,038, $4,392 and $5,049, in 2006, 2005 and 2004, respectively, and is included in compensation and benefits in the accompanying consolidated statements of income. The Retirement Plan also contains a 401(k) portion covering substantially

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

all employees. Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) portion. The Company’s contribution to the 401(k) portion of the Retirement Plan is determined based on 3% of employees’ total compensation. The 401(k) portion expense, which is included in employee compensation and benefits in the accompanying consolidated statements of income, was $1,869, $1,343 and $1,187, for the years ended December 31, 2006, 2005 and 2004, respectively.

(11)  Other Income

Included in other income is the final settlement of insurance claims related to the Company’s former headquarters that were located in the World Trade Center which was destroyed by the terrorist attacks of September 11, 2001. Final settlement exceeded the book value of assets destroyed by $8,637 and was recorded in other income in 2004 on the consolidated statements of income.

(12)  Earnings Per Share

In connection with the proposed IPO, the Company completed a 43 for 1 stock split on November 1, 2006 (see Note 2(m)). Accordingly, basic and diluted shares for all periods presented have been calculated based on the average shares outstanding, as adjusted for the stock split.

The computations of basic and diluted earnings per share are set forth below:

	Year Ended December 31,
	2006	2005	2004

Numerator for basic and diluted EPS-net income (Note 8)	$53,284	$17,407	$31,273

Denominator for basic EPS-weighted average number of common shares	27,512,023	27,194,404	25,253,771
Effect of dilutive securities restricted stock	53,430	20,597	42,795

Denominator for diluted EPS-weighted average number of common shares and dilutive potential common shares	27,565,453	27,215,001	25,296,566

Basic EPS (Note 8)	$1.94	$0.64	$1.24
Diluted EPS (Note 8)	$1.93	$0.64	$1.24

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(13)  Income Taxes

Income taxes included in the consolidated statements of income represent the following:

	Current	Deferred	Total

Year ended December 31, 2006:
U.S. Federal	$26,400	$590	$26,990
State and local	10,560	260	10,820
Non-U.S.	1,075	(520)	555

	$38,035	$330	$38,365

Year ended December 31, 2005:
U.S. Federal	$10,633	$(1,646)	$8,987
State and local	5,019	(731)	4,288
Non-U.S.	928	(468)	460

	$16,580	$(2,845)	$13,735

Year ended December 31, 2004:
U.S. Federal	$15,221	$1,914	$17,135
State and local	6,332	330	6,662
Non-U.S.	70	—	70

	$21,623	$2,244	$23,867

The difference between the statutory federal tax rate of 35% and the effective tax rate is summarized below:

	2006		2005		2004
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

Computed “expected” tax provision	$32,077	35.0%	$10,900	35.0%	$19,299	35.0%
Non-U.S. tax rate differential	(80)	(0.1)	(66)	(0.2)	(12)	—
State and local taxes, net of related Federal income tax benefit	7,033	7.7	2,796	9.0	4,331	7.8
Permanent differences	(665)	(0.7)	105	0.3	249	0.5

	$38,365	41.9%	$13,735	44.1%	$23,867	43.3%

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Currency translation adjustment	$—	$385
Employee compensation and benefits	5,768	4,674
Legal contingencies	484	—
Securities not readily marketable	—	472

Total deferred tax assets	6,252	5,531

Deferred tax liabilities:
Accumulated depreciation and amortization of furniture, equipment and leasehold improvements	(1,561)	(4,010)
Currency translation adjustment	(654)	—
Securities not readily marketable	(3,785)	—

Total deferred tax liabilities	(6,000)	(4,010)

Net deferred tax assets	$252	$1,521

Management believes that realization of the deferred tax assets is more likely than not based on the reversal of taxable temporary differences and anticipated future taxable income.

There are no valuation allowances recorded against deferred tax assets at December 31, 2006 and 2005.

(14)  Industry Segment Data

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in disclosing its business segments. Pursuant to that statement, an entity is required to determine its business segments based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Based upon these criteria, the Company has determined that its entire business should be considered a single segment. There were no individual customers which contributed more than 10% to the Company’s total revenues.

(15)  Recent Accounting Developments

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. We do not expect implementation of the standard will have a material effect on our results of operations or financial position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the implementation of this standard to have a material effect on our results of operations or financial position.

In September 2006 the FASB issued, FASB Statement No. 157 (“FAS 157”) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, SFAS 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. At this time, the Company is evaluating the implications, including the additional disclosure requirements, of FAS 157, and its potential impact to the consolidated financial statements.

(16)  Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and NYSE, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $10,508 as of December 31, 2006. These rules also require Keefe to notify and sometimes obtain approval from the NYSE for significant withdrawals of capital.

December 31,
2006

Net Capital	$99,747
Excess net capital	$89,239

KBWL is an investment firm authorized and regulated by the FSA and is subject to the capital requirements of the FSA. As of December 31, 2006, KBWL was in compliance with its local capital adequacy requirements.

(17)  Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly statements of income for the years ended December 31, 2006 and 2005:

2006	First	Second	Third	Fourth

Revenues	$101,438	$91,708	$93,212	$120,229
Net Income	$10,156	$8,394	$9,310	$25,424
Earnings per share(*):
Basic	$0.37	$0.31	$0.35	$0.88
Diluted	$0.37	$0.31	$0.35	$0.87
Average shares outstanding:
Basic	27,386,872	26,917,398	26,749,483	28,991,535
Diluted	27,412,199	26,917,398	26,749,483	29,363,999

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

2005	First	Second	Third	Fourth

Revenues	$67,785	$70,964	$77,971	$91,146
Net Income	$3,264	$2,852	$3,956	$7,335
Earnings per share(*):
Basic	$0.12	$0.11	$0.14	$0.26
Diluted	$0.12	$0.11	$0.14	$0.26
Average shares outstanding:
Basic	26,114,803	26,068,019	27,748,158	27,875,524
Diluted	26,146,365	26,100,656	27,753,877	27,893,283

*	Summation of the quarters’ earnings per share may not equal the annual amounts due to the averaging effect of the number of shares outstanding throughout the respective year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the current quarter covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits

(a) Documents filed as part of this Form 10-K:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 42 through 58 herein.

2. Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3. Exhibits

See the Exhibit Index beginning on page E-1 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007

KBW, INC.

By:
/s/  John G. Duffy

    Name: John G. Duffy
    Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: March 30, 2007

Signature	Title

/s/ John G. Duffy John G. Duffy	Director, Chairman and Chief Executive Officer (principal executive officer)

/s/ Robert Giambrone Robert Giambrone	Chief Financial Officer (principal financial and accounting officer)

/s/ Andrew M. Senchak Andrew M. Senchak	Director

/s/ Thomas B. Michaud Thomas B. Michaud	Director

/s/ Daniel M. Healy Daniel M. Healy	Director

/s/ Christopher M. Condron Christopher M. Condron	Director

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation of KBW, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
3.2		Amended and Restated Bylaws of KBW, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
4.1		Specimen Common Stock Certificate of KBW, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
4.2		Second Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10	.1†	KBW, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10.2		Fully Disclosed Clearing Agreement, dated as of October 22, 1992, between Pershing LLC and Keefe, Bruyette & Woods, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.3		Fully Disclosed Clearing Agreement, dated as of February 28, 2005, between Fortis Securities LLC and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.4		Agreement of Lease, dated November 12, 2002, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.5		First Amendment to Lease, dated September 6, 2003, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.6		Second Amendment to Lease, dated September 6, 2004, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10	.7†	KBW, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10	.8*†	Form of Restricted Stock Award Agreement for Awards under the 2006 Equity Incentive Plan in connection with the IPO.
10	.9*†	Form of Restricted Stock Award Agreement for Awards under the 2006 Equity Incentive Plan.
10	.10†	Employment Agreement with John G. Duffy (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report with respect to the quarter ended September 30, 2006 on Form 10-Q filed on December 15, 2006).
10	.11†	Employment Agreement with Thomas B. Michaud (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report with respect to the quarter ended September 30, 2006 on Form 10-Q filed on December 15, 2006).
10	.12†	Employment Agreement with Andrew M. Senchak (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report with respect to the quarter ended September 30, 2006 on Form 10-Q filed on December 15, 2006).
11		Statement regarding computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 12 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section(b)(11) of Item 601 of Regulation S-K).

E-1

21.1		List of Subsidiaries of KBW, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on August 11, 2006).
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract of compensatory arrangement

*	Filed herewith

E-2