Form 10-Q
period 2007-03-31
KBW, INC.
filed 2007-05-11
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-33138
KBW, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4055775 (I.R.S. Employer Identification No.)
787 Seventh Avenue, New York, New York 10019
(Address of principal executive offices)
Registrant’s telephone number: (212) 887-7777
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2007 was 29,266,749.

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
     We will make available free of charge through our website http://www.kbw.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
     We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers, and (iv) the charters of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format. These documents will also be available in print without charge to any person who requests them by writing or telephoning: KBW, Inc., Office of the Corporate Secretary, 787 Seventh Avenue, 4 th Floor, New York, New York, 10019, U.S.A., telephone number (212) 887-7777. These documents, as well as the information on our website, are not a part of this quarterly report.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	March 31,
	2007	December 31,
	(unaudited)	2006
Assets
Cash and cash equivalents	$171,268	$165,647
Financial instruments owned, at fair value:
Equities	141,949	117,285
Corporate bonds	303,851	135,744
U.S. Government and agency securities	31,025	15,905
Mortgage backed securities	—	14,645
Other investments	48,393	47,158

	525,218	330,737

Securities purchased under resale agreements	63,099	62,319
Receivables from clearing brokers	72,410	185,712
Accounts receivable	19,077	25,740
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $19,603 in 2007 and $18,297 in 2006	21,068	22,151
Other assets	14,941	11,905

Total assets	$887,081	$804,211

Liabilities and Stockholders’ Equity
Liabilities:
Securities sold under repurchase agreements	$263,257	84,536
Short-term borrowings	3,983	28,500
Financial instruments sold, not yet purchased, at fair value:
Equities	46,226	29,528
Corporate bonds	9,936	5,082
U.S. Government and agency securities	82,179	76,362

	138,341	110,972

Accounts payable, accrued expenses, and other liabilities	56,166	166,671
Income taxes payable	11,142	16,772

Total liabilities	472,889	407,451

Stockholders’ equity:
Preferred stock	—	—
Common stock	292	292
Paid-in capital	100,798	94,419
Retained earnings	317,796	310,076
Notes receivable from stockholders	(5,569)	(8,843)
Accumulated other comprehensive income	875	816

Total stockholders’ equity	414,192	396,760

Total liabilities and stockholders’ equity	$887,081	$804,211

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues:
Investment banking	$46,637	$47,842
Commissions	36,771	28,938
Principal transactions, net	8,198	18,321
Interest and dividend income	8,562	5,536
Investment advisory fees	376	372
Other	735	429

Total revenues	101,279	101,438

Expenses:
Compensation and benefits	60,768	59,346
Occupancy and equipment	4,582	4,283
Communications and data processing	5,121	4,573
Brokerage and clearance	5,682	5,348
Interest	2,557	2,528
Other	8,793	7,061

Total expenses	87,503	83,139

Income before income tax expense	13,776	18,299
Income tax expense	6,056	8,143

Net income (Note 9)	$7,720	$10,156

Earnings per share (Note 9):
Basic	$0.25	$0.37
Diluted	$0.24	$0.37
Weighted average number of common shares outstanding:
Basic	30,640,736	27,386,872
Diluted	31,525,629	27,412,199
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income	Equity
Balance at December 31, 2006	$—	$292	$94,419	$310,076	$(8,843)	$816	$396,760
Net income	—	—	—	7,720	—	—	7,720
Other comprehensive income, currency translation adjustment, net of tax of $33	—	—	—	—	—	59	59

Total comprehensive income	—	—	—	—	—	—	7,779

Amortization of stock-based compensation	—	—	6,231	—	—	—	6,231
Purchase of 7,253 shares of common stock	—	—	(72)	—	72	—	—
Issuance of 27,219 shares of common stock	—	—	300	—	—	—	300
Restricted stock units converted	—	—	(300)	—	—	—	(300)
Excess tax benefit related to delivery of restricted stock units	—	—	220	—	—	—	220
Repayment of notes receivable from stockholders	—	—	—	—	3,202	—	3,202

Balance at March 31, 2007	$—	$292	$100,798	$317,796	$(5,569)	$875	$414,192

Description of common stock and details:

		Number of shares
Par value		Authorized	Issued	Outstanding
$0.01	March 31, 2007	140,000,000	29,224,907	29,224,907
$0.01	December 31, 2006	140,000,000	29,204,941	29,204,941
Description of preferred stock and details:

		Number of shares
Par value		Authorized	Issued	Outstanding
$0.01	March 31, 2007	10,000,000	—	—
$0.01	December 31, 2006	10,000,000	—	—
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,720	$10,156

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(2,107)	(733)
Depreciation and amortization	1,297	1,435
Amortization of stock-based compensation	6,231	384
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(194,481)	825
Securities purchased under resale agreements	(780)	(3,427)
Receivables from clearing brokers	113,302	54,488
Accounts receivable	6,663	16,110
Other assets	(929)	(2,205)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	27,369	(180)
Securities sold under repurchase agreements	178,721	(2,275)
Short-term borrowings	(24,517)	(5,250)
Payable to clearing broker	—	(20,011)
Accounts payable, accrued expenses, and other liabilities	(110,505)	(54,871)
Income taxes payable	(5,630)	5,341

Net cash provided by (used in) operating activities	2,354	(213)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(214)	(444)

Net cash used in investing activities	(214)	(444)

Cash flows from financing activities:
Issuance of shares of common stock	—	310
Purchase of shares of common stock	—	(8,128)
Excess tax benefit related to delivery of restricted stock units	220	87
Repayment of notes receivable from stockholders	3,202	5,027

Net cash provided by (used in) financing activities	3,422	(2,704)

Currency adjustment:
Effect of exchange rate changes on cash	59	71

Net increase (decrease) in cash and cash equivalents	5,621	(3,290)
Cash and cash equivalents at beginning of period	165,647	75,642

Cash and cash equivalents at end of period	$171,268	$72,352

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$15,510	$5,937
Interest	$1,913	$2,099
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per share information)
(1) Organization and Basis of Presentation
     The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management (“KBWAM”) and KBW Ventures, Inc. (“Ventures”). Keefe is a regulatory member of the New York Stock Exchange and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, Virt-x and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has clearing arrangements with Pershing LLC and Fortis Securities LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.
     These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.
(2) Summary of Significant Accounting Policies
  (a) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.
     In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company is the general partner of asset management partnerships and has generally provided limited partners with rights to terminate the partnership or remove the Company as the general partner. Therefore, the adoption of EITF 04-5 did not have a material impact on the consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per share information
  (b) Use of Estimates
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
   (d) Fair Value of Financial Instruments
     Substantially all of the Company’s financial instruments, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments , are recorded at fair value or contract amounts that approximate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount that would be received to sell an asset or paid to transfer a liability, between market participants as of the measurement date other than in a forced sale or liquidation. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of income. Financial instruments carried at contract amounts include receivables from clearing brokers, payable to clearing broker, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.
     The Company elected to early adopt SFAS No. 157, Fair Value Measurements beginning January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a complete discussion of SFAS No. 157.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements.
     Equity interests in limited partnerships and certain private securities are reflected in the consolidated financial statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as defined by SFAS No. 157. The Company's partnership interests are generally recorded at fair value based on valuations provided by general partners. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company’s estimate of net realizable value has declined below the carrying value.
The Company had no cumulative effect of adopting SFAS No. 157. Therefore, no adjustment was recorded to retained earnings upon such adoption.
   (e) Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
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
     The market value of collateral accepted by the Company under resale agreements was $63,037 and $62,237 at March 31, 2007 and December 31, 2006, respectively, substantially all of which has been sold or re-pledged. The resale agreements have subsequently been closed out at their contract values.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
  (f) Receivables From and Payable to Clearing Brokers
     Receivables from and payable to clearing brokers include proceeds from financial instruments sold including financial instruments sold not yet purchased, commissions related to securities transactions, margin loans and related interest and deposits with clearing brokers. Proceeds related to financial instruments sold, not yet purchased may be restricted until the financial instruments are purchased.
  (g) Investment Banking
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
  (h) Furniture, Equipment and Leasehold Improvements
     Furniture and equipment are carried at cost and depreciated on a straight-line basis using estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the respective leases.
  (i) Income Taxes
     Beginning January 1, 2007 the Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption.
  (j) Foreign Currency Translation
     The Company translates the balance sheets of KBWL at the exchange rates in effect at the balance sheet date. The resulting translation adjustments of KBWL are recorded directly to accumulated other comprehensive income. The consolidated statements of income and cash flows are translated at the average rates of exchange during the year.
  (k) Earnings Per Share (“EPS”)
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
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
  (l) Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period, net of estimated forfeitures. Stock-based awards that do not require future service (i.e., vested awards, including awards granted to retirement eligible employees) are expensed immediately on the date of grant. No adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary.
  (m) Reclassifications
     In connection with the adoption of SFAS No. 157 in the first quarter of 2007 the Company reclassified “Securities not readily marketable, at fair value” to “Financial instruments owned, at fair value” and reclassified “Net gain on investments” to “Principal transactions, net”.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(3) Financial Instruments
     The Company elected to early adopt SFAS No. 157, Fair Value Measurements, beginning January 1, 2007. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in financial instruments owned and financial instruments sold, not yet purchased on the consolidated statements of financial condition.
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded derivatives and listed equities. Additionally, this category also includes U.S. Government and agency securities for which the Company typically receives independent external valuation information.
     Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates, loss severity, as well as other measurements. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include corporate debt obligations and certain other cash instruments.
     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Included in this category are equity interests in limited partnerships and certain private equity securities.
     In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
Assets at Fair Value as of March 31, 2007

				Balance as of
	Level 1	Level 2	Level 3	March 31, 2007
Financial instruments owned
Non-derivative trading inventory	$155,440	$306,405	$63,072	$524,917
Derivative trading inventory	301	—	—	301

Total financial instruments owned	$155,741	$306,405	$63,072	$525,218

Liabilities at Fair Value as of March 31, 2007

				Balance as of
	Level 1	Level 2	Level 3	March 31, 2007
Financial instruments sold, not yet purchased
Non-derivative trading inventory	$128,316	$9,936	$—	$138,252
Derivative trading inventory	89	—	—	89

Total financial instruments sold, not yet purchased	$128,405	$9,936	$—	$138,341

     The non-derivative trading inventory category includes securities such as listed equities, U.S. Treasuries, other U.S. Government and agency securities, corporate debt obligations and equity interests in limited partnerships and private equity securities. They are reported in financial instruments owned and financial instruments sold, not yet purchased on the consolidated statements of financial condition.
     The derivatives trading inventory balances in the table above are reported on a gross basis by level. The Company’s derivative activities included in financial instruments owned and financial instruments sold, not yet purchased consist of writing and purchasing listed equity options. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (level 3) for the three months ended March 31, 2007:
Level 3 Financial Assets

					Changes in unrealized gains
		Total gains			and (losses) included in
	Balance as of	and losses		Balance as	earnings relating to assets
	December 31,	(realized and	Purchases /	of March 31,	and liabilities still held at
	2006	unrealized)	(sales), net	2007	reporting date
Non-derivative trading assets	$56,227	$1,085	$5,760	$63,072	$(131)
     Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in principal transactions, net in the accompanying consolidated statements of income. Additionally, the change in the unrealized gains and losses are often offset by realized gains and losses during the period.
     Purchases/sales represent the net amount of Level 3 assets that were either purchased or sold during the period. The amounts are recorded at their end of period fair values.
     The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to assets still held at the end of the period is reported in principal transactions, net in the accompanying consolidated statements of income. The change in unrealized gains and losses are often offset by realized gains and losses during the period.
(4) Short-Term Borrowings
     The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the three months ended March 31, 2007 and for the year ended December 31, 2006 were $28,302 and $54,500, respectively. Secured short-term borrowings was $3,983 at the rate in effect of 5.71% as of March 31, 2007. Secured short-term borrowings was $28,500 at the rate in effect of 5.92% as of December 31, 2006. Included in financial instruments owned as of March 31, 2007 and December 31, 2006 was $5,000 of and $38,000 of corporate bonds, respectively, in which the lender has a security interest in connection with short-term borrowings.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(5) Commitments and Contingencies
  (a) Leases
     There have been no significant changes in the Company’s lease agreements since December 31, 2006.
  (b) Litigation
     In the ordinary course of business, the Company may be a defendant or codefendant in legal actions. The Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available regarding the probability of loss or when an event occurs requiring a change.
  Direct General Litigation
     On March 30, 2007, Keefe, together with other named defendants entered into a final settlement agreement with respect to a putative class action, Jeffrey H. Winokur v. Direct General, et al., filed by plaintiffs seeking to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 2003 initial public offering of Direct General Corporation and in connection with a follow-on offering in March 2004. Keefe was the lead underwriter of both the initial public offering and the follow-on offering. Keefe had a participation of 42.1% in the initial public offering and 53.0% in the follow-on offering. Under the agreement, Direct General Corporation made payment of all amounts paid in settlement by the underwriters and there was a complete release from further claims of liability and no admission of liability or fault.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
  (c) Limited Partnership Commitments
     As of March 31, 2007, the Company had approximately $35,362 in outstanding commitments for additional funding to limited partnership investments.
(6) Financial Instruments with Off-Balance-Sheet Risk
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
     Also, in connection with its proprietary trading activities, the Company has sold securities that it does not currently own. The Company will therefore be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at market values of the related securities and will record a trading loss if the market value of the securities increases subsequent to the consolidated financial statements date.
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
  (b) Derivative Financial Instruments
     The Company’s derivative activities consist of writing and purchasing listed equity options and futures on interest rate and currency products for trading purposes and are included in financial instruments owned, at fair value in the accompanying consolidated statements of financial condition. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional contract amounts, which are not included on the consolidated statements of financial condition, are used as a basis to calculate contractual cash flows to be exchanged and generally are not actually paid or received.
     A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	notional	fair	period
	amount	value	fair value
March 31, 2007:
Purchased options	$3,550	$188	$301
Written options	$3,154	$30	$89
Short futures contracts	$2,019	—	—

December 31, 2006:
Purchased options	$500	$92	$160
Written options	$400	$87	$5
Short futures contracts	$2,375	—	—

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(7) Concentrations of Credit Risk
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
(8) Notes Receivable from Stockholders
     Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. Loans are payable in annual installments and bear interest between 2.7% and 5.0% per annum.
(9) Common Stock
     Prior to the completion of the IPO and termination of the 2005 Amended and Restated Stockholders’ Agreement, common stock was considered mandatorily redeemable and the amounts classified as stockholders’ equity were previously classified as a liability captioned as mandatorily redeemable common stock. Amounts classified as net income were previously classified as net income available to mandatorily redeemable common stockholders. Earnings per share were previously classified as net income available to mandatorily redeemable common stockholders per share.
(10) Stock-Based Compensation
     At March 31, 2007, the Company had two types of stock-based compensation arrangements: Restricted Stock Units (“RSUs”) and the 2006 Equity Incentive Plan (the “Plan”). There was no material change to the RSU balance during the first quarter of 2007.
     The Plan permits the granting of up to 6,150,000 shares of common stock. As part of the 2006 year-end performance award process (“2006 Bonus Awards”), the Company granted 360,067 restricted stock awards (“RSAs”) under the Plan to certain directors and employees in February 2007. The aggregate fair value of the 2006 Bonus Plan granted in February 2007 was $10,752. This value was based upon the grant date share price of $29.86. RSAs are actual shares of common stock issued to the participant that are restricted. The 2006 Bonus Awards generally vest over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment.
     For 2006 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2006 Bonus Awards, the Company recognizes compensation expense from the grant date to the retirement eligibility date. The Company recorded non-cash incremental compensation expense of $2,833 in the first quarter of 2007 for the 2006 Bonus Awards, of which $2,294 related to accelerated compensation expense associated with grants to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting). Prior to 2007, the Company did not grant stock-based awards which would require accelerated expense recognition upon retirement under SFAS No. 123(R).

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(11) Earnings Per Share
  In connection with the IPO, the Company completed a 43 for 1 stock split on November 1, 2006 (see Note 2). Accordingly, basic and diluted shares for all periods presented have been calculated based on the average shares outstanding, as adjusted, for the stock split.
  The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted EPS-net income	$7,720	$10,156

Denominator for basic EPS-weighted average number of common shares	30,640,736	27,386,872
Effect of dilutive securities restricted stock	884,893	25,327

Denominator for diluted EPS-weighted average number of common shares and dilutive potential common shares	31,525,629	27,412,199

Basic EPS	$0.25	$0.37
Diluted EPS	$0.24	$0.37

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(12) Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption. In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits including interest were approximately $5.8 million as of January 1, 2007 and approximately $6.0 million as of March 31, 2007, the majority of which, if recognized, would impact the effective tax rate.

•	Following the adoption of FIN 48, the Company continues to classify interest and penalties, if any, related to tax uncertainties as income taxes. As of January 1, 2007 and March 31, 2007, $0.5 million and $0.7 million of interest, net of federal tax benefit, respectively, were included in the total unrecognized tax benefit indicated above.

•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2004. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(13) Industry Segment Data
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
(14) Recent Accounting Developments
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS No. 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.
(15) Net Capital Requirement
     Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and NYSE, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,164 as of March 31, 2007. These rules also require Keefe to notify and sometimes obtain approval from the NYSE for significant withdrawals of capital.

March 31, 2007
Net Capital	$70,720
Excess	$68,556
     KBWL is an investment firm authorized and regulated by the FSA and is subject to the capital requirements of the FSA. As of March 31, 2007, KBWL was in compliance with its local capital adequacy requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.
Cautionary Statement Regarding Forward Looking Statements
     We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Revenues
     We operate our business as a single segment. However, we derive revenues from two primary sources — Investment banking and sales and trading.
Investment Banking
     We earn fees for underwriting securities offerings, arranging private placements and providing strategic advisory services in M&A and other transactions.
•	Underwriting revenues. We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and fixed income offerings. Underwriting revenues include management fees, underwriting fees and selling concessions, including fees related to mutual thrift conversions. We record underwriting revenues, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenue net of such expense. On final settlement, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

•	Strategic advisory revenues. Our strategic advisory revenues primarily include success fees, as well as retainer fees, earned in connection with advising companies, both buyers and sellers, principally in M&A. We also earn fees for related advisory work and other services such as providing fairness and valuation opinions. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

•	Private placement revenues. We earn agency placement fees in non-underwritten transactions such as private placements, including securitized debt offerings collateralized by financial services issuers’ securities, which we refer to as “PreTSLs”. We record private placement revenues on the closing date of the transaction.
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
•	Commissions. Our sales and trading business generates revenue from equity securities trading commissions paid by institutional investor customers. Commissions are recognized on a trade date basis.

•	Principal transactions. Fixed Income—Our sales and trading revenues include net trading gains and losses from acting as a principal in the facilitation of customer orders. Our fixed income sales and trading includes new issue and secondary market trading in mortgage backed securities, U.S. government and agency securities and corporate debt securities. We also maintain a financial strategies group that advises customers on the structure of their investment portfolios. Our loan portfolio sales group also performs similar services arranging for the purchase or sale of performing or non-performing loans.

Equities—Our sales and trading revenues include net trading gains and losses from principal transactions, which include investing in securities for our own account. In addition, we act as a market-maker in over-the-counter common equity securities. Our market-maker positions are typically held for a very short duration.
Interest and Dividend Income
     Interest and dividend income primarily includes interest earned on our interest bearing assets including securities held for securitization and interest and dividends on securities included in financial instruments owned related to our sales and trading business.
Investment Advisory Fees
     Investment advisory fees include management and investment performance fees accrued on assets under management by KBW Asset Management, a wholly owned registered investment advisor subsidiary. Investment performance fees are not included in revenues until the end of the performance period.
Other
     Other income includes sublease income and other miscellaneous fee income.

Expenses
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
     Beginning with the 2006 discretionary bonuses paid in February 2007, we expect that a portion of bonuses for certain employees will be paid in restricted stock generally vesting ratably over a three-year service period from date of grant. Equity awards issued in connection with our initial public offering (“IPO”) vest over a four-year period, subject to continued employment. The non-cash compensation expense associated with these awards will be amortized ratably over the requisite service period.

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
  Interest
     Interest expense includes interest incurred on bank loans, repurchase agreements, interest bearing financial instruments sold short and inventory financing provided by clearing firms.
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
Results of Operations
  Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
  Overview
     Total revenues were relatively unchanged at $101.3 million for the three months ended March 31, 2007 compared with $101.4 million for the three months ended March 31, 2006. Investment banking revenues were relatively flat, commission revenues increased $7.8 million, interest and dividend income increased $3.0 million and principal transactions, net decreased $10.1 million. In the first quarter of 2006, principal transactions, net included a gain of $5.0 million on the conversion of our New York Stock Exchange seat for cash and shares of NYSE Group, Inc.
     Total expenses increased $4.4 million, or 5.2%, to $87.5 million for the three months ended March 31, 2007 compared with $83.1 million for the three months ended March 31, 2006. This increase was due to an increase in compensation and benefits expense of $1.4 million and non-compensation expenses of $2.9 million.

     We recorded net income of $7.7 million for the three months ended March 31, 2007 compared with $10.2 million for the three months ended March 31, 2006. After adjusting for the 2006 IPO restricted stock awards, non-GAAP net income and diluted earnings per share decreased 6.2% and 18.9%, respectively, to $9.5 million and $0.30 per share, respectively, compared with net income of $10.2 million and diluted earnings per share of $0.37 for the first quarter of 2006 (see “Non-GAAP Financial Measures” for reconciliation). First quarter 2006 net income and diluted earnings per share adjusted for the after-tax gain on the New York Stock Exchange seat conversion was $7.4 million and $0.27 per share. The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended
	March 31,		Period-to-Period
	2007	2006	$ Change	% Change
		(unaudited)
		(dollars in thousands)
Revenues:
Investment banking	$46,637	$47,842	$(1,205)	(2.5)%
Commissions	36,771	28,938	7,833	27.1
Principal transactions, net	8,198	18,321	(10,123)	(55.3)
Interest and dividend income	8,562	5,536	3,026	54.7
Investment advisory fees	376	372	4	1.1
Other	735	429	306	71.3

Total Revenues	101,279	101,438	(159)	(0.2)

Expenses:
Compensation and benefits	60,768	59,346	1,422	2.4

Occupancy and equipment	4,582	4,283	299	7.0
Communications and data processing	5,121	4,573	548	12.0
Brokerage and clearance	5,682	5,348	334	6.2
Interest	2,557	2,528	29	1.1
Other	8,793	7,061	1,732	24.5

Total non-compensation expense	26,735	23,793	2,942	12.4

Total Expenses	87,503	83,139	4,364	5.2

Income before income taxes	13,776	18,299	(4,523)	(24.7)
Income tax expense	6,056	8,143	(2,087)	(25.6)

	$7,720	$10,156	$(2,436)	(24.0)%

Non-GAAP Financial Measures
     We adopted SFAS No. 123(R), Share-Based Payment during the first quarter of 2006, which requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense generally over the service period for awards expected to vest. Such grants are recognized as expenses over the requisite service period, net of estimated forfeitures.
     We reported our compensation expense, tax expense, net income and basic and diluted earnings per share on a non-GAAP basis for the three months ended March 31, 2007 in our April 26, 2007 press release. The non-GAAP amount excludes the amortization of stock awards to compensation expense associated with the grant of IPO restricted stock awards to our employees. The following provides details with respect to reconciling compensation expense, tax expense, net income and basic and diluted earnings per share on a GAAP basis for the months ended March 31, 2007 to the aforementioned captions on a non-GAAP basis in the same period.

(Dollars in thousands, except per share information)

			Reconcilliations
	GAAP		Amount		Non-GAAP
First Quarter 2007:
Compensation and benefits expense	$60,768		$(3,227)	(a)	$57,541
Income tax expense	$6,056		$1,420	(b)	$7,476
Net income	$7,720		$1,807	(c)	$9,527
Compensation ratio	60.0	%(d)			56.8	%(d)

Earnings per share:
Basic	$0.25		$0.06		$0.31
Diluted	$0.24		$0.06		$0.30

Weighted average number of common shares outstanding:
Basic	30,640,736		—	(e)	30,640,736
Diluted	31,525,629		—	(e)	31,525,629

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The first quarter 2007 compensation ratio was calculated by dividing compensation and benefits expense by total revenues of $101,279.

(e)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
     We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards in connection with our IPO.
     Our management has utilized non-GAAP calculations of presented compensation expense, tax expense, net income and basic and diluted earnings per share that are adjusted in the manner presented above as an additional device to aid in understanding and analyzing our financial results for the period ended March 31, 2007. Specifically, our management believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. These periods did not in the past, and likely will not in the future include such substantial grants of restricted stock awards to employees. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.
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

  Revenues
  Investment Banking
     Investment banking revenues decreased slightly to $46.6 million for the three months ended March 31, 2007 compared with $47.8 million for the three months ended March 31, 2006. Decreases in private placement and underwriting revenues were offset by an increase in M&A advisory fees. Private placement revenues decreased $2.6 million or 12.6% in the first quarter of 2007 to $18.0 million compared with $20.6 million for the three months ended March 31, 2006. Our underwriting revenues decreased $0.8 million or 5.3% to $ 14.2 million in the first quarter of 2007 compared with $15.0 million for the three months ended March 31, 2006. M&A advisory fees increased $2.1 million, or 17.2%, to $14.3 million in the first quarter of 2007 compared with $12.2 million for the three months ended March 31, 2006.
  Commissions
     Commissions revenues increased $7.8 million, or 27.1%, to $36.8 million for the three months ended March 31, 2007 compared with $28.9 million for the three months ended March 31, 2006, primarily due to increases of $4.8 million and $3.0 million in commissions revenue related to our European and U.S. equity activities, respectively.
  Principal Transactions, Net
     Principal transactions revenue decreased $10.1 million, or 55.3%, to $8.2 million for the three months ended March 31, 2007 compared with $18.3 million for the three months ended March 31, 2006. Such decrease was the net result of:
•	In the first quarter of 2006 principal transactions, net included a gain of $5.0 million on the conversion of our New York Stock Exchange seat for cash and shares of NYSE Group, Inc.

•	Lower realized and unrealized gains from trading in equity securities for our own account.

•	Decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns.
  Interest and Dividend Income
     Interest and dividend income increased $3.0 million, or 54.7%, to $8.6 million for the three months ended March 31, 2007 compared with $5.5 million for the three months ended March 31, 2006 primarily due to higher average holdings of interest bearing financial instruments.
  Investment Advisory Fees
     Investment advisory fees remained unchanged at $0.4 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.
  Other
     Other revenues increased $0.3 million, or 71.3%, to $0.7 million for the three months ended March 31, 2007 compared with $0.4 million for the three months ended March 31, 2006.

  Expenses
  Compensation and Benefits
     Compensation and benefits expense increased $1.4 million, or 2.4%, to $60.8 million for the three months ended March 31, 2007 compared with $59.3 million for the three months ended March 31, 2006. In the first quarter of 2007, compensation expense included $3.2 million related to the non-cash expense resulting from the amortization of restricted stock awards granted in connection with the November 2006 IPO. Also included in the first quarter of 2007 was $2.8 million relating to the amortization of 2006 bonus restricted stock awards granted in February 2007, of which $2.3 million related to accelerated compensation expense associated with grants to employees who were eligible to retire on the grant date. Compensation and benefits as a comparative percentage of total revenue after deducting the expenses associated with the IPO restricted stock awards was 56.8% in the first quarter of 2007 compared to 58.5% in the same 2006 period (see “Non-GAAP Financial Measures” for reconciliation). The unadjusted compensation and benefits percentage in the first quarter of 2007 was 60.0%.
  Occupancy and Equipment
     Occupancy and equipment expense increased $0.3 million, or 7.0%, to $4.6 million for the three months ended March 31, 2007 compared with $4.3 million for the three months ended March 31, 2006.
  Communications and Data Processing
     Communications and data processing expense increased $0.5 million, or 12.0%, to $5.1 million for the three months ended March 31, 2007 compared with $4.6 million for the three months ended March 31, 2006 primarily due to higher market data and network communications costs.
  Brokerage and Clearance
     Brokerage and clearance expense increased $0.4 million, or 6.2%, to $5.7 million for the three months ended March 31, 2007 compared with $5.3 million for the three months ended March 31, 2006.
  Interest
     Interest expense remained relatively unchanged at $2.6 million for the three months ended March 31, 2007 compared with $2.5 million for the three months ended March 31, 2006.
  Other
     Other expense increased $1.7 million, or 24.5%, to $8.8 million for the three months ended March 31, 2007 compared with $7.1 million for the three months ended March 31, 2006. The increase was primarily due to incremental public company costs including insurance and professional fees.
  Income Tax Expense
     Income tax expense was $6.1 million for the three months ended March 31, 2007, which equals an effective tax rate of 44.0%, compared to $8.1 million for the three months ended March 31, 2006, which equals an effective tax rate of 44.5%.

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
     Our significant accounting policies are summarized in note 2 to our consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:
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
     Using these criteria, we believe the following to be our critical accounting policies:
  Fair Value of Financial Instruments
     Substantially all of the Company’s financial instruments, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments , are recorded at fair value or contract amounts that approximate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount that would be received to sell an asset or paid to transfer a liability, between market participants as of the measurement date other than in a forced sale or liquidation. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of income. Financial instruments carried at contract amounts include receivables from clearing brokers, payable to clearing broker, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.
     The Company elected to early adopt SFAS No. 157, Fair Value Measurements beginning January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a complete discussion on SFAS No. 157.

     Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements.
     Equity interests in limited partnerships and certain private securities are reflected in the consolidated financial statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company’s estimate of net realizable value has declined below the carrying value.
Contractual Obligations
     Contractual obligations with respect to operating leases have not significantly changed since December 31, 2006.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of March 31, 2007. However, as described below under “— Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
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
Recently Issued Accounting Standards, Not Yet Adopted
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS No. 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements.

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
     Our operating activities generate cash resulting from net income earned during the period and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in financial instruments owned on a proprietary basis and investment positions in response to changing trading strategies and market conditions.
     We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of March 31, 2007, we had liquid assets of $306.8 million, primarily consisting of cash and cash equivalents, securities purchased under resale agreements and receivables from clearing brokers. We also periodically utilize short term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL product pool formation. On one occasion in the past three years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time period. Although we believe such sources remain available, we do not currently have any plans to obtain such short term subordinated financing from any outside source.
     The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which make up a larger portion of total compensation, are generally paid once a year. Cash bonus payments for a given year are generally paid in February of the following year. We continually monitor our liquidity position and believe our available liquidity will be sufficient to fund our ongoing activities over the next twelve months.
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
     At March 31, 2007, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $70.7 million, or $68.6 million in excess of the minimum required net capital.
     KBWL is subject to the capital requirements of the U.K. Financial Services Authority.

  Cash Flows
     Three months ended March 31, 2007. Cash increased $5.6 million during the three months ended March 31, 2007, primarily due to positive cash flows from operating and financing activities, partially offset by cash used in investing activities.
     Our operating activities provided $2.4 million of cash due to net income of $7.7 million, adjusted for non-cash revenue and expense items of $5.4 million, and cash provided from the change in operating liabilities of $65.4 million, offset by a decrease in cash from operating assets of $76.2 million. The non-cash items consisted primarily of deferred income tax benefits of $2.1 million, depreciation and amortization expense of $1.3 million and amortization of stock-based compensation related to restricted stock of $6.2 million. Cash provided from the increase in operating liabilities consisted primarily of an increase in securities sold under repurchase agreements and financial instruments sold, not yet purchased, at fair value of $178.7 million and $27.4 million, respectively, partially offset by decreases in accounts payable, accrued expenses and other liabilities of $110.5 million and short-term borrowings of $24.5 million. The decrease in cash from operating assets was primarily attributable to an increase in receivables from clearing broker of $113.3 million partially offset by a decline in financial instruments owned, at fair value of $194.5 million.
     We used $0.2 million in our investing activities, primarily in the purchase of fixed assets. Cash from financing activities increased $3.4 million primarily as a result of the repayment of loans we provided to certain employees in connection with their purchase of our common stock.
     Three months ended March 31, 2006. Cash decreased by $3.3 million for the three months ended March 31, 2006, primarily as a result of cash used in financing activities.
     Our operating activities consumed $0.2 million of cash due to cash used in changes in operating liabilities of $77.2 million, partially offset by net income of $10.2 million, adjusted for non-cash revenue and expense items of $1.1 million, and cash provided from changes in operating assets of $65.8 million. The change in operating liabilities of $77.2 million was primarily due to a decrease in accounts payable, accrued expenses, and other liabilities of $54.9 million, a decrease in securities sold under repurchase agreements of $2.3 million, a decrease in short-term borrowings of $5.3 million and a decrease in payables to clearing brokers of $20.0 million. The decrease in accounts payable, accrued expenses and other liabilities was primarily due to a reduction in employee compensation payable as a result of the payment of year end 2005 bonuses. Net non-cash revenue and expense items were primarily due to depreciation and amortization expense of $1.4 million. The change in operating assets primarily resulted from a reduction in receivables from clearing broker of $54.5 million and in accounts receivable of $16.1 million offset by securities purchased under resale agreements of $3.4 million and other assets of $2.2 million. The reduction in receivables from clearing brokers is a result of the creation of a holding company structure in August 2005 in which our operating subsidiary paid us a cash dividend. Prior to the creation of the holding company structure, Keefe held a portion of its excess net capital at its clearing broker.
     Our investing activities used $0.4 million due to purchases of fixed assets. Our financing activities used $2.7 million primarily due to our repurchase of common stock from terminated employees partially offset by the repayment of loans we provided to certain employees in connection with their purchase of our common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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

     The following table sets forth our month-end high, low and average long/short securities owned for the three months ended March 31, 2007:

	High	Low	Average
	(dollars in thousands)
Long Value
Equities	$143,860	$124,596	$134,777
Corporate bonds	$304,253	$132,498	$197,927
U.S. Government and agency securities	$31,025	$5,900	$15,242

Short Value
Equities	$46,912	$43,861	$45,666
Corporate bonds	$9,936	$2,081	$6,459
U.S. Government and agency securities	$82,179	$48,916	$62,536
Mortgage Backed Securities	$5,876	$—	$1,959
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

ITEM 4. Controls and Procedures
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Information with respect to legal proceedings is included in Note 5 of Part I, Item 1 “Financial Statements.” Other than as included therein, the information required to be disclosed pursuant to this Item has been “previously reported” (as such term is defined in Rule 12b-2 of the Exchange Act) in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The net offering proceeds to us from the IPO were $75.4 million, which amount includes the portion of the aggregate underwriters’ discount attributable to Keefe, a lead underwriter of the offering and our wholly-owned subsidiary. We have used approximately $21 million of such proceeds to increase the regulatory capitalization of KBWL, our U.K. broker dealer subsidiary. The remaining proceeds remain invested in a money market fund. It is our expectation that the remaining proceeds will be used for general corporate purposes, including providing seed capital for new asset management funds, support for our securitization transactions and expansion opportunities for our investment banking and broker dealer businesses.
     The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2007.

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)(2)	per Share	Programs	or Programs
Month #1 (January 1, 2007 to January 31, 2007)	3,613	$10.19	—	—
Month #2 (February 1, 2007 to February 28, 2007)	2,064	$10.19	—	—
Month #3 (March 1, 2007 to March 31, 2007)	1,576	$ 9.48	—	—

Total	7,253	$10.04	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.
ITEM 3. Defaults Upon Senior Securities
     None.

ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 11, 2007

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