Form 10-Q
period 2007-06-30
KBW, INC.
filed 2007-08-13
CIK 1063494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐    No ☑
          The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2007 was 29,289,013.

Page
Number

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
     We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers, and (iv) the charters of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format. These documents will also be available in print without charge to any person who requests them by writing or telephoning: KBW, Inc., Office of the Corporate Secretary, 787 Seventh Avenue, 4 th Floor, New York, New York, 10019, U.S.A., telephone number (212) 887-7777. These documents, as well as the information on our website, are not a part of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	June 30,
	2007	December 31,
	(unaudited)	2006
Assets
Cash and cash equivalents	$162,380	$165,647
Financial instruments owned, at fair value:
Equities	169,240	117,285
Corporate bonds	261,470	135,744
U.S. Government and agency securities	—	15,905
Mortgage backed securities	—	14,645
Other investments	67,025	47,158

	497,735	330,737

Securities purchased under resale agreements	83,788	62,319
Receivables from clearing brokers	82,882	185,712
Accounts receivable	28,511	25,740
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $20,775 in 2007 and $18,297 in 2006	20,947	22,151
Other assets	22,119	11,905

Total assets	$898,362	$804,211

Liabilities and Stockholders’ Equity
Liabilities:
Securities sold under repurchase agreements	$204,053	$84,536
Short-term borrowings	30,000	28,500
Financial instruments sold, not yet purchased, at fair value:
Equities	42,359	29,528
Corporate bonds	—	5,082
U.S. Government and agency securities	83,420	76,362

	125,779	110,972

Accounts payable, accrued expenses, and other liabilities	101,345	166,671
Income taxes payable	7,356	16,772

Total liabilities	468,533	407,451

Stockholders’ equity:
Preferred stock	—	—
Common stock	293	292
Paid-in capital	105,253	94,419
Retained earnings	328,192	310,076
Notes receivable from stockholders	(5,331)	(8,843)
Accumulated other comprehensive income	1,422	816

Total stockholders’ equity	429,829	396,760

Total liabilities and stockholders’ equity	$898,362	$804,211

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Investment banking	$67,308	$45,786	$113,945	$93,629
Commissions	38,629	31,622	75,400	60,560
Principal transactions, net	3,610	7,421	11,808	25,741
Interest and dividend income	8,665	6,192	17,227	11,728
Investment advisory fees	445	413	822	785
Other	1,095	274	1,830	702

Total revenues	119,752	91,708	221,032	193,145

Expenses:
Compensation and benefits	69,456	53,383	130,224	112,729
Occupancy and equipment	4,473	4,236	9,055	8,519
Communications and data processing	6,446	4,701	11,567	9,274
Brokerage and clearance	5,374	5,669	11,056	11,018
Interest	4,105	2,736	6,663	5,263
Other	11,308	5,857	20,100	12,917

Total expenses	101,162	76,582	188,665	159,720

Income before income tax expense	18,590	15,126	32,367	33,425
Income tax expense	8,195	6,732	14,251	14,875

Net income (Note 9)	$10,395	$8,394	$18,116	$18,550

Earnings per common share (Note 9):
Basic	$0.34	$0.31	$0.59	$0.68
Diluted	$0.33	$0.31	$0.57	$0.68
Weighted average number of common shares outstanding:
Basic	30,603,734	26,917,398	30,622,133	27,147,577
Diluted	31,543,189	26,917,398	31,534,205	27,147,577
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007
(Dollars in thousands, except per share information)
(unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income	Equity

Balance at December 31, 2006	$—	$292	$94,419	$310,076	$(8,843)	$816	$396,760

Net income	—	—	—	18,116	—	—	18,116
Other comprehensive income, currency translation adjustment, net of tax of $463	—	—	—	—	—	606	606

Total other comprehensive income							18,722

Amortization of stock-based compensation	—	—	11,212	—	—	—	11,212
Purchase of 60,573 shares of common stock	—	—	(1,658)	—	185	—	(1,473)
Issuance of 125,619 shares of common stock	—	1	1,338	—	—	—	1,339
Restricted stock units converted	—	—	(1,339)	—	—	—	(1,339)
Excess tax benefit related to the delivery of restricted stock	—	—	1,281	—	—	—	1,281
Repayment of notes receivable from stockholders	—	—	—	—	3,327	—	3,327

Balance at June 30, 2007	$—	$293	$105,253	$328,192	$(5,331)	$1,422	$429,829

Description of preferred stock and details:

	Number of Shares
	Par Value	Authorized	Issued	Outstanding

June 30, 2007	$0.01	10,000,000	—	—
December 31, 2006	$0.01	10,000,000	—	—

Description of common stock and details:

	Number of Shares
	Par Value	Authorized	Issued	Outstanding

June 30, 2007	$0.01	140,000,000	29,269,987	29,269,987
December 31, 2006	$0.01	140,000,000	29,204,941	29,204,941
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$18,116	$18,550

Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax benefit	(5,242)	(1,252)
Depreciation and amortization	2,433	2,879
Amortization of stock-based compensation	11,212	902
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(166,998)	35,364
Securities purchased under resale agreements	(21,469)	2,574
Receivables from clearing brokers	102,830	(20,583)
Accounts receivable	(2,771)	12,908
Other assets	(4,973)	1,831
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	14,807	(6,448)
Securities sold under repurchase agreements	119,517	20,684
Short-term borrowings	1,500	(28,125)
Payable to clearing broker	—	(13,798)
Accounts payable, accrued expenses and other liabilities	(65,326)	(27,790)
Income taxes payable	(9,416)	323

Net cash used in operating activities	(5,780)	(1,981)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(1,228)	(1,214)

Net cash used in investing activities	(1,228)	(1,214)

Cash flows from financing activities:
Issuance of shares of common stock	—	310
Purchases of shares of common stock	(1,473)	(9,995)
Excess tax benefit related to the delivery of restricted stock units	1,281	344
Repayment of notes receivable from stockholders	3,327	5,027

Net cash provided by (used in) financing activities	3,135	(4,314)

Currency adjustment:
Effect of exchange rate changes on cash	606	674

Net decrease in cash and cash equivalents	(3,267)	(6,835)
Cash and cash equivalents at the beginning of the period	165,647	75,642

Cash and cash equivalents at the end of the period	$162,380	$68,807

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$30,588	$13,306
Interest	$6,589	$5,096
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)
(unaudited)
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
     These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that were, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
     (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and these footnotes including securities valuations, compensation accruals and other matters. Management believes that the estimates used in preparing the Company’s consolidated financial statements were reasonable. Actual results may differ from these estimates.
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
(unaudited)
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
     The Company elected to early adopt SFAS No. 157, Fair Value Measurements, as of January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a complete discussion of SFAS No. 157.
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
     Equity interests in limited partnerships and certain private securities are reflected in the consolidated financial statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as defined by SFAS No. 157. The Company’s partnership interests are generally recorded at fair value based on valuations provided by general partners. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company’s estimate of net realizable value has declined below the carrying value.
     (e) Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
     Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. The assets and liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold or purchased, respectively. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the resale agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.
     The market value of the collateral accepted by the Company under resale agreements was $84,162 and $62,237 at June 30, 2007 and December 31, 2006, respectfully, substantially all of which has been resold or re-pledged. The resale agreements have subsequently been closed out at their contract values.
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
(unaudited)
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
     (i) Income Taxes
     As of January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
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
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)
(unaudited)
all potentially dilutive restricted stock.
     (l) Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value at the date of grant and recognition of compensation expense over the requisite service period, net of estimated forfeitures. Stock-based awards that do not require future service (i.e. vested awards, including awards granted to retirement eligible employees) are expensed immediately on the date of grant. No adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary.
     (m) Reclassifications
     In connection with the adoption of SFAS No. 157 in the first quarter of 2007, the Company reclassified “Securities not readily marketable, at fair value” to “Financial instruments owned, at fair value” and reclassified “Net gain on investments” to “Principal transactions, net”.
(3) Financial Instruments
     The Company elected to early adopt SFAS No. 157, Fair Value Measurements, as of January 1, 2007. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the consolidated statements of financial condition.
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:
     Level 1       Quoted market prices in active markets for identical assets or liabilities.
     Level 2       Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3       Unobservable inputs that are not corroborated by market data.
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as listed equities. Additionally, this category also includes U.S. Government and agency securities for which the Company typically receives independent external valuation information.
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
(unaudited)
     In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets at Fair Value as of June 30, 2007
	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Non-derivative trading inventory	$160,640	$263,461	$73,634	$497,735

Liabilities at Fair Value as of June 30, 2007

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Non-derivative trading inventory	$125,779	$—	$—	$125,779

     The non-derivative trading inventory category includes securities such as listed equities, U.S. Treasuries, other U.S. Government and agency securities, corporate debt obligations and equity interests in limited partnerships and private equity securities. They are reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the consolidated statements of financial condition.
     The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2007:
Level 3 Financial Assets

Changes in
unrealized gains
and losses included
in earnings related
		Total gains and			to assets still
	Balance as of	losses (realized	Purchases /	Balance as of June	held at reporting
	December 31, 2006	and unrealized)	(sales), net	30, 2007	date
Non-derivative trading assets	$56,227	$3,208	$14,199	$73,634	$110
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
     The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in principal transactions, net in the accompanying consolidated statements of income. The change in unrealized gains and losses are often offset by realized gains and losses during the period.
(4) Short-Term Borrowings
     The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the six months ended June 30, 2007 and for the year ended December 31, 2006 were $11,665 and $54,500, respectively. Secured short-term borrowings was $30,000 at the rate in effect of 6.06% as of June 30, 2007. Secured short-term borrowings were $28,500 at the rate in effect of 5.92% as of December 31, 2006. Included in financial instruments owned as of June 30, 2007 and December 31, 2006 was $40,000 of and $38,000 of corporate bonds, respectively, in which the lender has a security interest in connection with short-term borrowings.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)
(unaudited)
(5) Commitments and Contingencies
     (a) Leases
     There have been no significant changes in the Company’s lease agreements since December 31, 2006.
     (b) Litigation
     In the ordinary course of business, the Company may be a defendant or codefendant in legal actions or the subject of a regulatory investigation. The Company believes, based on currently available information, that the results of such proceedings or investigation, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings or investigation could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available regarding the probability of loss or when an event occurs requiring a change.
     (c) Limited Partnership Commitments
     As of June 30, 2007, the Company had approximately $43,516 in outstanding commitments for additional funding to limited partnership investments.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)
(unaudited)
     A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	notional	fair	period
	amount	value	fair value

June 30, 2007:
Purchased options	$—	$101	$—
Written options	$—	$15	$—
Short futures contracts	$17,202	$—	$—

December 31, 2006:
Purchased options	$500	$92	$160
Written options	$400	$87	$5
Short futures contracts	$2,375	$—	$—
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
     A substantial portion of the Company’s financial instruments owned are common stock and debt of financial institutions. The credit and/or market risk associated with these holdings can be directly impacted by factors that affect this industry such as volatile equity and credit markets and actions of regulatory authorities.
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
(10) Stock-Based Compensation
     At June 30, 2007, the Company had two types of stock-based compensation arrangements: Restricted Stock Units (“RSUs”) and the 2006 Equity Incentive Plan (the “Plan”). There was no material change to the RSU balance in 2007.
     The Plan permits the granting of up to 6,150,000 shares of common stock. As part of the 2006 year-end performance award process (“2006 Bonus Awards”), the Company granted 360,067 restricted stock awards (“RSAs”) under the Plan to certain directors and employees in February 2007. The aggregate fair value of the 2006 bonus awards granted in February 2007 was $10,752. This value was based upon the grant date share price of $29.86. RSAs are actual shares of common stock issued to the participant that are restricted. The 2006 Bonus Awards generally vest over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)
(unaudited)
     For 2006 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2006 Bonus Awards, the Company recognizes compensation expense from the grant date to the retirement eligibility date. The Company recorded non-cash incremental compensation expense of $763 and $3,596 in the three and six months ended June 30, 2007, respectively, for the 2006 Bonus Awards. Accelerated compensation expense associated with grants to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting) for the six months ended June 30, 2007 was $2,225. Prior to 2007, the Company did not grant stock-based awards which would require accelerated expense recognition upon retirement under SFAS No. 123(R).
(11) Earnings Per Share
     In connection with the IPO, the Company completed a 43 for 1 stock split on November 1, 2006 (see Note 2). Accordingly, basic and diluted shares for all periods presented have been calculated based on the average shares outstanding, as adjusted, for the stock split.
     The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted EPS-net income	$10,395	$8,394	$18,116	$18,550

Denominator for earnings per common share —
weighted average common shares outstanding:
Basic	30,603,734	26,917,398	30,622,133	27,147,577
Effect of dilutive securities — restricted stock	939,455	—	912,072	—

Diluted	31,543,189	26,917,398	31,534,205	27,147,577

Earnings per common share:
Basic	$0.34	$0.31	$0.59	$0.68

Diluted	$0.33	$0.31	$0.57	$0.68

(12) Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption. In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits including interest were approximately $5.8 million as of January 1, 2007 and approximately $5.8 million as of June 30, 2007, the majority of which, if recognized, would impact the effective tax rate.

•	Following the adoption of FIN 48, the Company continues to classify interest and penalties, if any, related to tax uncertainties as income taxes. As of January 1, 2007 and June 30, 2007, $0.5 million and $0.6 million of interest, net of federal tax benefit, respectively, were included in the total unrecognized tax benefit indicated above.

•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2004. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)
(unaudited)
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
(15) Net Capital Requirement
     Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and NYSE, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,908 as of June 30, 2007. These rules also require Keefe to notify and sometimes obtain approval from the NYSE for significant withdrawals of capital.

June 30, 2007
Net Capital	$105,314
Excess Capital	$102,406
     KBWL is an investment firm authorized and regulated by the FSA and is subject to the capital requirements of the FSA. As of June 30, 2007, KBWL was in compliance with its local capital adequacy requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.
Cautionary Statement Regarding Forward Looking Statements
     We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of these markets, the level and shape of the yield curve, political events and regulatory developments and competition. These factors influence our investment banking operations, including the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. Such external factors may contribute to significant fluctuations in our revenues and earnings from period to period and the results of any one period should not be considered indicative of our future results.

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

Equities—Our sales and trading revenues include net trading gains and losses from principal transactions, which include investing in securities for our own account. In addition, we act as a market-maker in over-the-counter common equity securities. Our market-maker positions are typically held for a short duration.
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
     Non-compensation expenses include occupancy and equipment, communications and data processing, brokerage and clearance, interest and other expenses.
Compensation and Benefits
     Compensation and benefits expense for our employees is the principal component of our expenses and includes salaries, overtime, bonuses, amortization expense with respect to grants of restricted awards and restricted stock units of our common stock, benefits, employment taxes and other employee costs. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior employees typically make up a large portion of their total compensation. Cash compensation is generally accrued based on a ratio of total compensation and benefits to total revenues. We accrue for the estimated amount of these bonus payments ratably over the applicable service period. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our consolidated statements of income.
     Beginning with the 2006 discretionary bonuses paid in February 2007, a certain employees were compensated in cash and with restricted stock awards. These awards generally vest and are expensed ratably over a three-year service period from date of grant. In the future, we expect that such awards will be a portion of the compensation of certain employees.
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
Other
     Other expenses include consulting fees, professional fees, insurance costs, business development costs, charitable contributions and research delivery costs.
Income Tax Expense
     We account for income taxes consistent with the asset and liability method prescribed by SFAS 109 and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
Business Environment
     The Company's business activities focus on the financial services sector and are uniquely impacted by economic and market conditions affecting this sector. The outlook for the financial services sector, including the market prices for the securities of companies in the sector, such as the Company, should be viewed against the backdrop of the international and domestic economies, financial markets activity and the geopolitical environment, all of which are integrally linked.
     The Company entered the third quarter with a strong investment banking fee pipeline, particularly for mergers and acquisitions. However, recent market conditions, including general widening of credit spreads, reduced liquidity, dislocation in the mortgage markets, and increased volatility across all markets, has led and could continue to lead to reductions in trading revenues and lower investment banking fees from capital markets transactions and private placements. This may be offset by growth in equity commissions associated with higher trading volumes. The performance of each of the Company's lines of business will be affected by overall global economic growth, financial market movements (including interest rate movements), the competitive environment and customer and client activity levels in any given time period.
Results of Operations
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Overview
     Total revenues increased $28.1 million, or 30.6%, to $119.8 million for the three months ended June 30, 2007 compared with $91.7 million for the three months ended June 30, 2006. This increase was primarily due to increases in investment banking, commissions and interest and dividend income revenues of $21.5 million, $7.0 million and $2.5 million, respectively, offset by a decrease of $3.8 million in principal transactions, net.
     Total expenses increased $24.6 million, or 32.1%, to $101.2 million for the three months ended June 30, 2007 compared with $76.6 million for the three months ended June 30, 2006. This increase was due to increases in compensation and benefits expense of $16.1 million and non-compensation expenses of $8.5 million.
     On a U.S. Generally Accepted Accounting Principles (“GAAP”) basis, we recorded net income of $10.4 million for the three months ended June 30, 2007 compared with $8.4 million for the three months ended June 30, 2006. After excluding from net income a non-GAAP adjustment related to the net of tax compensation and benefits expense with respect to the amortization of the 2006 IPO restricted stock awards, the resulting non-GAAP net income and the related diluted earnings per share increased 43.4% and 22.6%, respectively, to $12.0 million and $0.38 per share, respectively. This is compared with net income of $8.4 million and diluted earnings per share of $0.31 for the second quarter of 2006. See the section below entitled “—Three Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results.

     The following table sets forth our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Period-to-Period
	2007	2006	$ Change	% Change
		(unaudited)
Revenues:
Investment banking	$67,308	$45,786	$21,522	47.0%
Commissions	38,629	31,622	7,007	22.2
Principal transactions, net	3,610	7,421	(3,811)	(51.4)
Interest and dividend income	8,665	6,192	2,473	39.9
Investment advisory fees	445	413	32	7.7
Other	1,095	274	821	299.6

Total revenues	119,752	91,708	28,044	30.6

Expenses:
Compensation and benefits	69,456	53,383	16,073	30.1

Non-compensation expenses:
Occupancy and equipment	4,473	4,236	237	5.6
Communications and data processing	6,446	4,701	1,745	37.1
Brokerage and clearance	5,374	5,669	(295)	(5.2)
Interest	4,105	2,736	1,369	50.0
Other	11,308	5,857	5,451	93.1

Total non-compensation expenses	31,706	23,199	8,507	36.7

Total expenses	101,162	76,582	24,580	32.1

Income before income tax expense	18,590	15,126	3,464	22.9
Income tax expense	8,195	6,732	1,463	21.7

Net income	$10,395	$8,394	$2,001	23.8%

Three Month Non-GAAP Financial Measures
     In accordance with SFAS No. 123(R), Share-Based Payment we measure compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense generally over the service period for awards expected to vest. Such grants were recognized as expenses over the requisite service period, net of estimated forfeitures.
     In this report we include our compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended June 30, 2007. Such non-GAAP results exclude the expense resulting from the amortization of stock awards associated with the grant of the November 2006 IPO restricted stock awards to our employees.
     The following provides details with respect to reconciling compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the three months ended June 30, 2007 to such items on a non-GAAP basis in the same period:

(Dollars in thousands, except per share information)
		Reconciliation		Non-GAAP
Three months ended June 30, 2007:	GAAP Basis	Amount		Basis
Compensation and benefits expense	$69,456	$(2,935	)(a)	$66,521

Income before income tax expense	18,590	2,935	(a)	21,525

Income tax expense	$8,195	$1,294	(b)	$9,489

Net income	$10,395	$1,641	(c)	$12,036

Compensation ratio (d)	58.0%			55.5%

Earnings per share:
Basic	$0.34	$0.05		$0.39
Diluted	$0.33	$0.05		$0.38

Weighted average number of common shares outstanding:
Basic	30,603,734	—	(e)	30,603,734
Diluted	31,543,189	—	(e)	31,543,189

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio with respect to the three months ended June 30, 2007 was calculated by dividing compensation and benefits expense by total revenues of $119,752.

(e)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
     We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards in connection with our IPO.
     Our management has utilized non-GAAP calculations of presented compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share that were adjusted in the manner presented above as an additional device to aid in understanding and analyzing our financial results for the three months ended June 30, 2007. Specifically, our management believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures were provided to enhance investors’ overall understanding of our current financial performance.
     A limitation of utilizing these non-GAAP measures of compensation benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that both our GAAP measures of compensation benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share and the same respective non-GAAP measures of our financial performance should be considered together.
Revenues
Investment Banking
     Investment banking revenues increased $21.5 million, or 47.0%, to $67.3 million for the three months ended June 30, 2007 compared with $45.8 million for the three months ended June 30, 2006. Underwriting revenues increased $9.9 million, or 62.3%,to $25.7 million and M&A advisory fees increased $20.3 million, or 343.3%, to $26.2 million in the second quarter of 2007 compared with the same period in 2006. The increases in underwriting revenues and M&A advisory fees were primarily due to a larger than average underwriting transaction and a larger than average M&A advisory deal, each of which closed in the second quarter of 2007. These increases were offset by an $8.6 million, or 35.7%, decline in private placement revenues in the second quarter of 2007 compared with the same period in 2006. The closing of a larger than average transaction in the second quarter of 2006 contributed to this comparative decline in the second quarter of 2007.
Commissions
     Commissions revenues increased $7.0 million, or 22.2%, to $38.6 million for the three months ended June 30, 2007 compared with $31.6 million for the three months ended June 30, 2006, primarily due to increases of $4.5 million and $2.5 million in commissions revenue related to our European and U.S. equity activities, respectively.
Principal Transactions, Net
     Principal transactions revenue decreased $3.8 million, or 51.4%, to $3.6 million for the three months ended June 30, 2007 compared with $7.4 million for the three months ended June 30, 2006. Such decrease was primarily the result of:
•	Higher equity market making losses.

•	Lower realized and unrealized gains on fixed income securities.

•	Decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns.
Interest and Dividend Income
     Interest and dividend income increased $2.5 million, or 39.9%, to $8.7 million for the three months ended June 30, 2007 compared with $6.2 million for the three months ended June 30, 2006. This increase was primarily due to higher average holdings of interest bearing financial instruments.
Investment Advisory Fees
     Investment advisory fees remained unchanged at $0.4 million for the three months ended June 30, 2007 compared with the three months ended June 30, 2006.
Other
     Other revenues increased $0.8 million to $1.1 million for the three months ended June 30, 2007 compared with $0.3 million for the three months ended June 30, 2006, primarily due to increases in miscellaneous fees.
Expenses
Compensation and Benefits
     Compensation and benefits expense increased $16.1 million, or 30.1%, to $69.5 million for the three months ended June 30, 2007 compared with $53.4 million for the three months ended June 30, 2006. In the second quarter of 2007, compensation and benefits expense included $2.9 million related to the non-cash expense resulting from the amortization of restricted stock awards granted in connection with the November 2006 IPO.
     Compensation and benefits expense as a percentage of total revenue, after deducting from such expense the non-cash amortization expense associated with the IPO restricted stock awards, was 55.5% in the second quarter of 2007 compared with 58.2% in the same 2006 period. The unadjusted compensation and benefits percentage of total revenue in the second quarter of 2007 was 58.0%. See the section above entitled “—Three Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results.
Occupancy and Equipment
     Occupancy and equipment expense increased $0.2 million, or 5.6%, to $4.4 million for the three months ended June 30, 2007 compared with $4.2 million for the three months ended June 30, 2006.
Communications and Data Processing
     Communications and data processing expense increased $1.7 million, or 37.1%, to $6.4 million for the three months ended June 30, 2007 compared with $4.7 million for the three months ended June 30, 2006. This increase was primarily due to higher market data and network communications costs.
Brokerage and Clearance
     Brokerage and clearance expense decreased $0.3 million, or 5.2%, to $5.4 million for the three months ended June 30, 2007 compared with $5.7 million for the three months ended June 30, 2006.
Interest
     Interest expense increased $1.4 million, or 50.0%, to $4.1 million compared with $2.7 million for the three months ended June 30, 2006. This increase was primarily due to higher financing expense related to fixed income inventory.
Other
     Other expense increased $5.5 million, or 93.1%, to $11.3 million for the three months ended June 30, 2007 compared with $5.8 million for the three months ended June 30, 2006. The increase was primarily due to higher insurance and professional fees, which include incremental public company costs, and increased business development costs.
Income Tax Expense
     Income tax expense was $8.2 million for the three months ended June 30, 2007, which equals an effective tax rate of 44.1%, compared with to $6.7 million for the three months ended June 30, 2006, which equals an effective tax rate of 44.5%.
Six Months Ended June 30, 2007 Compared with Six Months Ended June, 2006
Overview
     Total revenues increased $27.9 million, or 14.4%, to $221.0 million for the six months ended June 30, 2007 compared with $193.1 million for the six months ended June 30, 2006. This increase was primarily due to increases in investment banking, commissions and interest and dividend income revenues of $20.3 million, $14.8 million and $5.5 million, respectively, offset by a decrease of $13.9 million in principal transactions, net. In the first half of 2006, principal transactions, net included a gain of $4.8 million resulting from the conversion of our New York Stock Exchange seat for cash and shares of NYSE Group, Inc.
     Total expenses increased $28.9 million, or 18.1%, to $188.6 million for the six months ended June 30, 2007 compared with $159.7 million for the six months ended June 30, 2006. This increase was due to an increase in compensation and benefits expense of $17.5 million and non-compensation expenses of $11.5 million.
     We recorded net income of $18.1 million for the six months ended June 30, 2007 compared with $18.6 million for the six months ended June 30, 2006. After excluding from net income a non-GAAP adjustment related to the net of tax compensation and benefits expense with respect to the amortization of the 2006 IPO restricted stock awards, the resulting non-GAAP net income increased $3.0 million, or 16.3%, to $21.6 million. This is compared with $18.6 million for the first half of 2006. Diluted earnings per share remained unchanged at $0.68 per share for the first half of 2007 compared to the same 2006 period. See the section below entitled “—Six Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results. First half 2006 net income and diluted earnings per shares included an after-tax gain with respect to the New York Stock Exchange seat conversion of $2.7 million and $0.10 per share, respectively.

     The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Six Months Ended
	June 30,		Period-to-Period
	2007	2006	$ Change	% Change
		(unaudited)
Revenues:
Investment banking	$113,945	$93,629	$20,316	21.7%
Commissions	75,400	60,560	14,840	24.5
Principal transactions, net	11,808	25,741	(13,933)	(54.1)
Interest and dividend income	17,227	11,728	5,499	46.9
Investment advisory fees	822	785	37	4.7
Other	1,830	702	1,128	160.7

Total revenues	221,032	193,145	27,887	14.4

Expenses:
Compensation and benefits	130,224	112,729	17,495	15.5

Non-compensation expenses:
Occupancy and equipment	9,055	8,519	536	6.3
Communications and data processing	11,567	9,274	2,293	24.7
Brokerage and clearance	11,056	11,018	38	0.3
Interest	6,663	5,263	1,400	26.6
Other	20,100	12,917	7,183	55.6

Total non-compensation expenses	58,441	46,991	11,450	24.4

Total expenses	188,665	159,720	28,945	18.1

Income before income tax expense	32,367	33,425	(1,058)	(3.2)
Income tax expense	14,251	14,875	(624)	(4.2)

Net income	$18,116	$18,550	$(434)	(2.3)%

Six Month Non-GAAP Financial Measures
     The following provides details with respect to reconciling compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the six months ended June 30, 2007 to such items on a non-GAAP basis in the same period:

(Dollars in thousands, except per share information)
		Reconciliation	Non-GAAP
	GAAP Basis	Amount	Basis
Six months ended June 30, 2007:
Compensation and benefits expense	$130,224	$ (6,162)(a)	$124,062

Income before income tax expense	32,367	6,162(a)	38,529
Income tax expense	$14,251	$ 2,713(b)	$16,964

Net income	$18,116	$ 3,449(c)	$21,565

Compensation ratio (d)	58.9%		56.1%

Earnings per share:
Basic	$0.59	$ 0.11	$0.70
Diluted	$0.57	$ 0.11	$0.68
Weighted average number of common shares outstanding:
Basic	30,622,133	—(e)	30,622,133
Diluted	31,534,205	—(e)	31,534,205

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio with respect to the three months ended June 30, 2007 was calculated by dividing compensation and benefits expense by total revenues of $221,032.

(e)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
     See the section entitled “—Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.
Revenues
Investment Banking
     Investment banking revenues increased $20.3 million, or 21.7%, to $113.9 million for the six months ended June 30, 2007 compared with $93.6 million for the six months ended June 30, 2006. Underwriting revenues increased $9.1 million, or 29.4%, to $39.9 million and M&A advisory fees increased $22.4 million, or 123.6%, to $40.5 million for the six months ended June 30, 2007 compared with the same period in 2006. The increases in underwriting revenues and M&A advisory fees were primarily due to a larger than average underwriting transaction and a larger than average M&A advisory deal, each of which closed in the second quarter of 2007. These increases were offset by an $11.1 million, or 24.9%, decline in private placement revenues in the first six months of 2007 compared with the same period in 2006. The closing of a larger than average transaction in the second quarter of 2006 contributed to this comparative decline in the six months ended June 30, 2007.
Commissions
     Commissions revenues increased $14.8 million, or 24.5%, to $75.4 million for the six months ended June 30, 2007 compared with $60.6 million for the six months ended June 30, 2006, primarily due to increases of $9.3 million and $5.6 million in commissions revenue related to our European and U.S. equity activities, respectively.
Principal Transactions, Net
     Principal transactions revenue decreased $13.9 million, or 54.1%, to $11.8 million for the six months ended June 30, 2007 compared with $25.7 million for the six months ended June 30, 2006. Such decrease was the net result of:
•	In the first half of 2006, principal transactions, net included a gain of $4.8 million on the conversion of our New York Stock Exchange seat for cash and shares of NYSE Group, Inc.

•	Higher equity market making losses

•	Lower net realized and unrealized gains in fixed income and equity securities.

•	Decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns.
Interest and Dividend Income
     Interest and dividend income increased $5.5 million, or 46.9%, to $17.2 million for the six months ended June 30, 2007 compared with $11.7 million for the six months ended June 30, 2006. This increase was primarily due to higher average holdings of interest bearing financial instruments.
Investment Advisory Fees
     Investment advisory fees remained unchanged at $0.8 million for the six months ended June 30, 2007 compared with the six months ended June 30, 2006.
     Other

     Other revenues increased $1.1 million to $1.8 million for the six months ended June 30, 2007 compared with $0.7 million for the six months ended June 30, 2006, primarily due to increases in miscellaneous fees.
Expenses
Compensation and Benefits
     Compensation and benefits expense increased $17.5 million, or 15.5%, to $130.2 million for the six months ended June 30, 2007 compared with $112.7 million for the six months ended June 30, 2006. In the six months ended June 30, 2007, compensation expense included $6.2 million related to the non-cash expense resulting from the amortization of restricted stock awards granted in connection with the November 2006 IPO. Also included in the six months ended June 30, 2007 was $3.6 million relating to the amortization of 2006 bonus restricted stock awards granted in February 2007, of which $2.2 million related to accelerated compensation expense associated with grants to employees who were or will be eligible to retire prior to the vesting date.
     Compensation and benefits expense as a percentage of total revenue, after deducting from such expense the non-cash amortization expense associated with the IPO restricted stock awards, was 56.1% for the six months ended June 30, 2007 compared with 58.4% in the same 2006 period. The unadjusted compensation and benefits percentage of total revenue for the six months ended June 30, 2007 was 58.9%. See the section above entitled “—Six Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results.
Occupancy and Equipment
     Occupancy and equipment expense increased $0.5 million, or 6.3%, to $9.1 million for the six months ended June 30, 2007 compared with $8.5 million for the six months ended June 30, 2006.
Communications and Data Processing
     Communications and data processing expense increased $2.3 million, or 24.7%, to $11.6 million for the six months ended June 30, 2007 compared with $9.3 million for the six months ended June 30, 2006. This increase was primarily due to higher market data and network communications costs.
Brokerage and Clearance
     Brokerage and clearance expense remained unchanged at $11.0 million for the six months ended June 30, 2007 compared with the same period in 2006.
Interest
     Interest expense increased $1.4 million or 26.6% to $6.7 million for the six months ended June 30, 2007 compared with $5.3 million for the six months ended June 30, 2006. This increase was primarily due to higher financing expense related to fixed income inventory.
Other
     Other expense increased $7.2 million, or 55.6%, to $20.1 million for the six months ended June 30, 2007 compared with $12.9 million for the six months ended June 30, 2006. The increase was primarily due to higher insurance and professional fees, which include incremental public company costs, and increased business development costs.
Income Tax Expense
     Income tax expense was $14.2 million for the six months ended June 30, 2007, which equals an effective tax rate of 44.0%, compared with $14.9 million for the six months ended June 30, 2006, which equals an effective tax rate of 44.5%.
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

     Our significant accounting policies are summarized in Note 2 to our unaudited consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:
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
     The Company elected to early adopt SFAS No. 157, Fair Value Measurements, as of January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a complete discussion on SFAS No. 157.
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
     Equity interests in limited partnerships and certain private securities are reflected in the consolidated financial statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as defined by SFAS No. 157. The Company’s partnership interests are generally recorded at fair value based on valuations provided by general partners. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company’s estimate of net realizable value has declined below the carrying value.
Contractual Obligations
     Contractual obligations with respect to operating leases have not significantly changed since December 31, 2006.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2007. However, as described below under “— Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
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
     We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of June 30, 2007, we had liquid assets of $329.1 million, primarily consisting of cash and cash equivalents, securities purchased under resale agreements and receivables from clearing brokers. We also periodically utilize short term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL product pool formation. On one occasion in the past six years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time period. Although we believe such sources remain available, we do not currently have any plans to obtain such short term subordinated financing from any outside source.
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
     At June 30, 2007, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $105.3 million, or $102.4 million in excess of the minimum required net capital.
     KBWL is subject to the capital requirements of the U.K. Financial Services Authority.

Cash Flows
Six months ended June 30, 2007. Cash decreased $3.3 million during the six months ended June 30, 2007, primarily as a result of cash used in operating activities, partially offset by cash provided by financing activities.
     Our operating activities for the six months ended June 30, 2007 consumed $5.8 million resulting from cash used in operating assets of $93.4 million, offset by net income of $26.5 million, adjusted for non-cash revenue and expense items of $8.4 million, and cash provided from the change in operating liabilities of $61.1 million. The non-cash items consisted of deferred income tax benefits of $5.2 million, depreciation and amortization expense of $2.4 million and amortization of stock-based compensation related to restricted stock of $11.2 million. Cash provided from the increase in operating liabilities consisted primarily of an increase in securities sold under repurchase agreements and financial instruments sold, not yet purchased, at fair value of $119.5 million and $14.8 million, respectively, partially offset by decreases in accounts payable, accrued expenses and other liabilities of $65.3 million and income taxes payable of $9.4 million. The decrease in cash from operating assets was primarily attributable to an increase in financial instruments owned, at fair value of $167.0 million, partially offset by a decline in receivables from clearing brokers of $102.8 million.
     We used $1.2 million in our investing activities, primarily in the purchase of fixed assets. Cash provided from financing activities increased $3.1 million primarily as a result of the repayment of loans we provided to certain employees in connection with their purchase of our common stock.
Six months ended June 30, 2006. Cash decreased by $6.8 million for the six months ended June 30, 2006, primarily as a result of cash used in financing activities and to a lesser degree, cash used in operating activities.
     Our operating activities for the six months ended June 30, 2006 consumed $2.0 million resulting from cash used in operating liabilities of $55.2 million, offset by net income of $21.1 million, adjusted for non-cash revenue and expense items of $2.5 million, and cash provided from operating assets of $32.1 million. The change in operating liabilities of $55.2 million was primarily due to a decrease in accounts payable, accrued expenses, and other liabilities of $27.8 million, a decrease in short-term borrowings of $28.1 million and a decrease in payable to clearing broker of $13.8 million, partially offset by an increase in securities sold under repurchase agreements of $20.7 million. The decrease in accounts payable, accrued expenses and other liabilities was primarily due to a reduction in employee compensation payable as a result of the payment of year end 2005 bonuses. Net non-cash revenue and expense items were primarily due to depreciation and amortization expense of $2.9 million. The change in operating assets primarily resulted from a decrease in financial instruments owned, at fair value of $35.4 million and accounts receivables of $12.9 million, offset by an increase in receivables from clearing brokers of $20.6 million.
     Our investing activities used $1.2 million due to purchases of fixed assets. Our financing activities used $4.3 million primarily due to our repurchase of common stock from terminated employees partially offset by the repayment of loans we provided to certain employees in connection with their purchase of our common stock.

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
     We trade in equity and debt securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and economic hedging strategies in the ordinary course of our trading business to manage our exposures.
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
     The following table sets forth our month-end high, low and average fair value of long/short securities owned for the six months ended June 30, 2007:

	High	Low	Average
	(dollars in thousands)
Long value:
Equities	$169,240	$111,643	$147,899
Corporate bonds	$304,253	$132,498	$218,716
U.S. Government and agency securities	$45,591	$—	$18,850
Mortgage Backed Securities	$14,645	$—	$3,291
Other investments	$66,623	$46,306	$53,097

Short value:
Equities	$56,430	$29,528	$45,183
Corporate bonds	$9,936	$—	$4,219
U.S. Government and agency securities	$110,057	$48,916	$77,654
Mortgage Backed Securities	$5,876	$—	$839
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
Credit Risk
     We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client’s ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our Clearing Agreements with Pershing LLC, Pershing Securities Limited and Fortis Securities LLC, we are required to reimburse our clearing broker without limit for any losses incurred due to counterparty’s failure to satisfy its contractual obligations. In these situations, we may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. We seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

Inflation Risk
     Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our consolidated financial condition and results of operations.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
     Information with respect to legal proceedings is included in this report in Note 5 of Part I, Item 1 “Financial Statements.” Other than as included therein, the information required to be disclosed pursuant to this Item has been “previously reported” (as such term is defined in Rule 12b-2 of the Exchange Act) in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 5 of Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
ITEM 1A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The net offering proceeds to us from the IPO were $75.4 million, which amount includes the portion of the aggregate underwriters’ discount attributable to Keefe, a lead underwriter of the offering and our wholly-owned subsidiary. We have used approximately $21 million of such proceeds to increase the regulatory capitalization of KBWL, our U.K. broker dealer subsidiary. The remaining proceeds remain invested in a money market fund. It is our expectation that the remaining proceeds will be used for general corporate purposes, including providing seed capital for new asset management funds, support for our securization transactions and expansion opportunities for our investment banking and broker dealer businesses.
     The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)(2)	per Share	Programs	Plans or Programs
April 1 — April 30, 2007	44,158	$31.48		—
May 1 — May 31, 2007	8,181	$22.59	—	—
June 1 — June 30, 2007	981	$10.19	—	—

Total	53,320	$21.42	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2007 annual meeting of stockholders (the “Meeting”) was held on June 6, 2007. 22,380,297 shares of common stock, or approximately 69.67% of all shares then issued, outstanding and eligible to vote at the Meeting, were present at the Meeting in person or by proxy. At the Meeting, stockholders considered the following proposals:
(1)	the election of one Class III Director to serve on the Board of Directors until the 2010 annual meeting of stockholders; and

(2)	the ratification of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm (independent auditors) for the fiscal year ending December 31, 2007.

Proposal 1 — Election of Class III Director. At the Meeting, the stockholders elected Thomas B. Michaud as a Class III Director, to serve for a three-year term expiring at the 2010 annual meeting of stockholders. The shares of common stock present at the Meeting, voting as a single class, voted as follows:

Nominee	For	Withheld

Thomas B. Michaud	19,851,503	2,528,793
     The terms of office of John G. Duffy and Daniel M. Healy, the Company’s two Class I Directors, expire at the 2009 annual meeting of stockholders. The terms of office of Andrew M. Senchak and Christopher M. Condron, the Company’s two Class II Directors, expire at the 2008 annual meeting of stockholders. The term of office of James K. Schmidt, a Class III Director appointed subsequent to the Meeting, expires at the 2010 annual meeting of stockholders.
Proposal 2 — Ratification of the Appointment of KPMG as the Company’s Independent Registered Public Accounting Firm. The shares of common stock present at the Meeting, voting as a single class, voted on the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm for the year ending December 31, 2007, as follows:

For	Against	Abstain

22,116,652	140,133	123,512
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2007

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