Form 10-Q
period 2007-09-30
KBW, INC.
filed 2007-11-13
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2007 was 29,289,013.

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

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006

ASSETS
Cash and cash equivalents	$175,902	$165,647
Financial instruments owned, at fair value:
Equities	158,138	117,285
Corporate and other debt	270,466	135,744
U.S. Government and agency securities	—	15,905
Mortgage backed securities	—	14,645
Other investments	61,860	47,158

	490,464	330,737

Securities purchased under resale agreements	48,453	62,319
Receivables from clearing brokers	107,299	185,712
Accounts receivable	21,754	25,740
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and of $22,018 in 2007 and $18,297 in 2006	20,737	22,151
Other assets	30,997	11,905

Total assets	$895,606	$804,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to clearing broker	$1,135	$—
Securities sold under repurchase agreements	123,116	84,536
Short-term borrowings	84,750	28,500
Financial instruments sold, not yet purchased, at fair value:
Equities	55,516	29,528
Corporate and other debt	—	5,082
U.S. Government and agency securities	44,547	76,362

	100,063	110,972

Accounts payable, accrued expenses, and other liabilities	133,667	166,671
Income taxes payable	12,849	16,772

Total liabilities	455,580	407,451

Stockholders’ equity:
Preferred stock	—	—
Common stock	293	292
Paid-in capital	109,375	94,419
Retained earnings	333,726	310,076
Notes receivable from stockholders	(5,254)	(8,843)
Accumulated other comprehensive income	1,886	816

Total stockholders’ equity	440,026	396,760

Total liabilities and stockholders’ equity	$895,606	$804,211

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Investment banking	$60,132	$49,204	$174,077	$142,833
Commissions	44,457	25,479	119,857	86,039
Principal transactions, net	(14,943)	9,567	(3,134)	35,308
Interest and dividend income	10,317	7,595	27,544	19,323
Investment advisory fees	436	508	1,258	1,293
Other	736	859	2,564	1,561

Total revenues	101,135	93,212	322,166	286,357

Expenses:
Compensation and benefits	58,658	54,118	188,882	166,847
Occupancy and equipment	4,922	4,528	13,977	13,047
Communications and data processing	6,205	5,113	17,771	14,387
Brokerage and clearance	6,361	3,976	17,417	14,993
Interest	4,610	3,014	11,273	8,278
Other	10,517	7,822	30,617	20,739

Total expenses	91,273	78,571	279,937	238,291

Income before income tax expense	9,862	14,641	42,229	48,066
Income tax expense	4,327	5,331	18,579	20,206

Net income (Note 9)	$5,535	$9,310	$23,650	$27,860

Earnings per common share (Note 9):
Basic	$0.18	$0.35	$0.77	$1.03
Diluted	$0.18	$0.35	$0.75	$1.03
Weighted average number of common shares outstanding:
Basic	30,665,945	26,749,483	30,636,898	27,013,417
Diluted	31,546,276	26,749,483	31,537,188	27,013,417

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2007
(Dollars in thousands, except per share information)
(Unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income	Equity

Balance at December 31, 2006	$—	$292	$94,419	$310,076	$(8,843)	$816	$396,760
Net income	—	—	—	23,650	—	—	23,650
Other comprehensive income, currency translation adjustment, net of tax of $827	—	—	—	—	—	1,070	1,070

Total comprehensive income							24,720

Amortization of stock-based compensation	—	—	15,923	—	—	—	15,923
Purchase of 79,172 shares of common stock	—	—	(2,170)	—	205	—	(1,965)
Issuance of 163,244 shares of common stock	—	1	2,641	—	—	—	2,642
Restricted stock units converted	—	—	(2,642)	—	—	—	(2,642)
Excess tax benefit related to the delivery of restricted stock	—	—	1,204	—	—	—	1,204
Repayment of notes receivable from stockholders	—	—	—	—	3,384	—	3,384

Balance at September 30, 2007	$—	$293	$109,375	$333,726	$(5,254)	$1,886	$440,026

Description of preferred stock and details:

	Number of Shares
	Par Value	Authorized	Issued	Outstanding

September 30, 2007	$0.01	10,000,000	—	—
December 31, 2006	$0.01	10,000,000	—	—

Description of common stock and details:

	Number of Shares
	Par Value	Authorized	Issued(1)	Outstanding(1)

September 30, 2007	$0.01	140,000,000	29,289,013	29,289,013
December 31, 2006	$0.01	140,000,000	29,204,941	29,204,941

(1)	These amounts exclude legally vested Restricted Stock Units.

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$23,650	$27,860
Adjustments to reconcile net income to net cash provided by operating activities:
Non-monetary transaction	(6,518)	—
Amortization of stock-based compensation	15,923	1,348
Depreciation and amortization	3,638	4,447
Deferred income tax (benefit) expense	(14,249)	706
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(153,209)	(46,221)
Securities purchased under resale agreements	13,866	11,133
Receivables from clearing brokers	78,413	(42,303)
Accounts receivable	3,986	10,889
Other assets	(4,843)	(933)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(10,909)	55,141
Securities sold under repurchase agreements	38,580	84,416
Short-term borrowings	56,250	(31,500)
Payable to clearing broker	1,135	(68,053)
Accounts payable, accrued expenses and other liabilities	(33,004)	(90)
Income taxes payable	(3,923)	(1,574)

Net cash provided by operating activities	8,786	5,266

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(2,224)	(1,955)

Net cash used in investing activities	(2,224)	(1,955)

Cash flows from financing activities:
Issuance of shares of common stock	—	310
Purchases of shares of common stock	(1,965)	(10,981)
Excess tax benefit related to the delivery of restricted stock units	1,204	363
Repayment of notes receivable from stockholders	3,384	6,503

Net cash provided by (used in) financing activities	2,623	(3,805)

Currency adjustment:
Effect of exchange rate changes on cash	1,070	806

Net increase in cash and cash equivalents	10,255	312
Cash and cash equivalents at the beginning of the period	165,647	75,642

Cash and cash equivalents at the end of the period	$175,902	$75,954

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$39,811	$20,117
Interest	$10,671	$7,781

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)
(unaudited)

(1)	Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management (“KBWAM”) and KBW Ventures, Inc. (“Ventures”). Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, Virt-x and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has clearing arrangements with Pershing LLC and Fortis Securities LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.

These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company is the general partner of asset management partnerships and has generally provided limited partners with rights to terminate the partnership or remove the Company as the general partner. Therefore, the adoption of EITF 04-5 did not have a material impact on the consolidated financial statements.

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

Substantially all of the Company’s financial instruments, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, are recorded at fair value or contract amounts that approximate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of income. Financial instruments carried at contract amounts include receivables from clearing brokers, payable to clearing broker, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.

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

Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements.

Equity interests in certain private securities and limited partnership interests are reflected in the consolidated financial statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as defined by SFAS No. 157. The Company’s partnership interests are generally recorded at fair value based on valuations provided by general partners. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company’s estimate of net realizable value has declined below the carrying value.

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

The market value of the collateral accepted by the Company under resale agreements was $48,288 and $62,237 at September 30, 2007 and December 31, 2006, respectfully, substantially all of which has been resold or re-pledged. The resale agreements have subsequently been closed out at their contract values.

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

•	Underwriting revenues. The Company earns underwriting revenues in securities offerings in which it acts as an underwriter, such as initial public offerings, follow-on equity offerings and fixed income offerings. Underwriting revenues include management fees, underwriting fees and selling concessions, including fees related to mutual thrift conversions. Underwriting revenues are recorded, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates the Company’s share of transaction-related expenses incurred by the syndicate, and the Company recognizes revenue net of such expense. On final settlement, the Company adjusts these amounts to reflect the actual transaction-related expenses and resulting underwriting fee.

•	Strategic advisory revenues. The Company’s strategic advisory revenues primarily include success fees, as well as retainer fees, earned in connection with advising companies, both buyers and sellers, principally in M&A. The Company also earns fees for related advisory work and other services such as providing fairness and valuation opinions. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

•	Private placement revenues. The Company earns agency placement fees in non-underwritten transactions such as private placements, including securitized debt offerings collateralized by financial services issuers’ securities. Private placement revenues are recorded when the services related to the underlying transaction are completed under the terms of the engagement. This is generally the closing date of the transaction.

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

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding for each period. Basic earnings per share includes legally vested Restricted Stock Units (“RSUs”). Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to include the number of additional common shares that would have been outstanding if the diluting potential common shares had been issued.

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

Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including pooled trust preferred securities and trust preferred securities held for PreTSL securitizations, and certain restricted stock.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are limited and general partnership interests, private equity securities and certain corporate debt.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

KBW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)
(unaudited)

Assets at Fair Value as of September 30, 2007

	Level 1	Level 2	Level 3	Total

Financial instruments owned, at fair value:
Non-derivative trading inventory	$133,416	$276,621	$80,355	$490,392
Derivative trading inventory	72	—	—	72

Total financial instruments owned	$133,488	$276,621	$80,355	$490,464

Liabilities at Fair Value as of September 30, 2007

	Level 1	Level 2	Level 3	Total

Financial instruments sold, not yet purchased, at fair value:
Non-derivative trading inventory	$99,922	$—	$—	$99,922
Derivative trading inventory	141	—	—	141

Total financial instruments sold, not yet purchased	$100,063	$—	$—	$100,063

The non-derivative trading inventory category includes securities such as listed equities, U.S. Treasuries, other U.S. Government and agency securities, corporate and other debt, limited and general partnership interests and private equity securities. They are reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the consolidated statements of financial condition.

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

The following tables provide a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3):

Level 3 Financial Assets
Nine Months Ended September 30, 2007

						Changes in Unrealized
						Gains and (Losses)
	Balance as of	Total Gains and		Transfers	Balance as of	Included in Earnings
	December 31,	(Losses) (Realized	Purchases/	in/(Out) of	September 30,	Related to Assets Still
	2006	and Unrealized)	(Sales), Net	Level 3	2007	Held at Reporting Date

Non-derivative trading assets	$56,227	$(3,104)	$21,842	$5,390	$80,355	$(6,202)

Level 3 Financial Assets
Three Months Ended September 30, 2007

						Changes in Unrealized
						Gains and (Losses)
		Total Gains and		Transfers	Balance as of	Included in Earnings
	Balance as of	(Losses) (Realized	Purchases/	in/(Out) of	September 30,	Related to Assets Still
	June 30, 2007	and Unrealized)	(Sales), Net	Level 3	2007	Held at Reporting Date

Non-derivative trading assets	$73,634	$(6,312)	$7,643	$5,390	$80,355	$(6,312)

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

Net transfers in and/or out represents existing assets that were previously categorized as a higher level and the inputs to the model became unobservable during the period. Such reclassifications are reported at fair value in the month in which the changes occur.

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

The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the nine months ended September 30, 2007 and for the year ended December 31, 2006 were $34,898 and $54,500, respectively. Secured short-term borrowings was $84,750 at the rate in effect of 5.33% as of September 30, 2007. Secured short-term borrowings were $28,500 at the rate in effect of 5.92% as of December 31, 2006. Included in financial instruments owned as of September 30, 2007 and December 31, 2006 was $113,000 and $38,000 of corporate bonds, respectively, in which the lender has a security interest in connection with short-term borrowings.

(5)	Commitments and Contingencies

(a)	Leases

The Company entered into a sublease in August 2007 for additional space in its New York office, expected to commence June 2008. As a result, future minimum lease payments will increase approximately $0 for 2007, $1,000 for 2008, $3,000 for 2009, $3,000 for 2010, $3,000 for 2011 and $11,000 thereafter.

(b)	Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal actions or the subject of a regulatory investigation. The Company believes, based on currently available information, that the results of such proceedings or investigations, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings or investigations could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves are established in accordance with SFAS No. 5, Accounting for Contingencies, which considers the probability of the loss and whether the amount can be reasonably estimated. Once established, reserves are adjusted based on changes in the probability of loss or when an event occurs requiring a change.

(c)	Limited Partnership Commitments

As of September 30, 2007, the Company had approximately $41,654 in outstanding commitments for additional funding to limited partnership investments.

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

A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Amount	Value	Fair Value

September 30, 2007:
Purchased options	$2,100	$104	$72
Written options	$9,020	$29	$141
Short futures contracts	$19,874	$—	$—
December 31, 2006:
Purchased options	$500	$92	$160
Written options	$400	$87	$5
Short futures contracts	$2,375	$—	$—

(7)	Concentrations of Credit Risk

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

(10)	Non-Monetary Transaction

In the third quarter of 2007, the Company received cash and warrants exercisable in common stock as advisory fees in connection with the closing of a private placement transaction. The warrants received were measured at fair value on the closing date of the transaction. The Company recorded investment banking revenues of $6,518 as a result of this non-monetary transaction for the three and nine months ended September 30, 2007. Shortly after the closing of the private placement transaction, the Company exercised these warrants and received common stock.

(11)	Stock-Based Compensation

At September 30, 2007, the Company had two types of stock-based compensation arrangements: RSUs and the 2006 Equity Incentive Plan (the “Plan”). There was no material change to the RSU balance in 2007.

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

For 2006 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2006 Bonus Awards, the Company recognizes compensation expense from the grant date to the retirement eligibility date. The Company recorded non-cash incremental compensation expense of $740 and $4,336 in the three and nine months ended September 30, 2007, respectively, for the 2006 Bonus Awards. Accelerated compensation expense associated with grants to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting) for the nine months ended September 30, 2007 was $2,106. Prior to 2007, the

KBW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)
(unaudited)

Company did not grant stock-based awards which would require accelerated expense recognition upon retirement under SFAS No. 123(R).

(12)	Earnings Per Share

In connection with the IPO, the Company completed a 43 for 1 stock split on November 1, 2006 (see Note 2). Accordingly, basic and diluted shares for all periods presented have been calculated based on the average shares outstanding, as adjusted, for the stock split.

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator for basic and diluted EPS-net income	$5,535	$9,310	$23,650	$27,860

Denominator for earnings per common share — weighted-average common shares outstanding:
Basic	30,665,945	26,749,483	30,636,898	27,013,417
Effect of dilutive securities — restricted stock	880,331	—	900,290	—

Diluted	31,546,276	26,749,483	31,537,188	27,013,417

Earnings per common share:
Basic	$0.18	$0.35	$0.77	$1.03

Diluted	$0.18	$0.35	$0.75	$1.03

(13)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption. In addition, the following information required by FIN 48 is provided:

•	Unrecognized tax benefits including interest were approximately $5.8 million as of January 1, 2007 and approximately $6.3 million as of September 30, 2007, the majority of which, if recognized, would impact the effective tax rate.

•	Following the adoption of FIN 48, the Company continues to classify interest and penalties, if any, related to tax uncertainties as income taxes. As of January 1, 2007 and September 30, 2007, $0.5 million and $0.8 million of interest, net of federal tax benefit, respectively, were included in the total unrecognized tax benefit indicated above.

•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2004. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

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

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $3,484 as of September 30, 2007. These rules also require Keefe to notify and sometimes obtain approval from the FINRA for significant withdrawals of capital.

September 30, 2007

Net Capital	$142,750
Excess Capital	$139,266

KBWL is an investment firm authorized and regulated by the FSA and is subject to the capital requirements of the FSA. As of September 30, 2007, KBWL was in compliance with its local capital adequacy requirements.

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

•	Underwriting revenues. We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and fixed income offerings. Underwriting revenues include management fees, underwriting fees and selling concessions, including fees related to mutual thrift conversions. We record underwriting revenues, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenue net of such expense. On final settlement, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

•	Strategic advisory revenues. Our strategic advisory revenues primarily include success fees, as well as retainer fees, earned in connection with advising companies, both buyers and sellers, principally in M&A. We also earn fees for related advisory work and other services such as providing fairness and valuation opinions. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

•	Private placement revenues. We earn agency placement fees in non-underwritten transactions such as private placements, including securitized debt offerings collateralized by financial services issuers’ securities, which we refer to as “PreTSLs”. We record private placement revenues when the services related to the underlying transaction are completed under the terms of the engagement. This is generally the closing date of the transaction.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Sales and Trading

Our sales and trading revenues include commissions and principal transactions revenues. The trading gains and losses include net gains from trading for our own account and the results of activities that support the facilitation of customer orders in both listed and over-the-counter stocks and fixed income securities.

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

Other

Other income primarily includes sublease income and other miscellaneous fee income.

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

Beginning with the 2006 discretionary bonuses paid in February 2007, certain employees were compensated in cash and with restricted stock awards. These awards generally vest and are expensed ratably over a three-year service period from date of grant. In the future, we expect that such awards will be a portion of the compensation of certain employees.

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

Business Environment

The Company’s business activities focus on the financial services sector and are uniquely impacted by economic and market conditions affecting this sector. The outlook for the financial services sector, including the market prices for the securities of companies in the sector, such as the Company, should be viewed against the backdrop of the global economies, financial markets activity and the geopolitical environment, all of which are integrally linked.

During the third quarter, concerns about the impact of deterioration in credit quality for sub-prime loans spread to affect the broader credit markets, leading to a repricing of credit risks, general widening of credit spreads, lower levels of liquidity and a significant decrease in transparency in pricing for many classes of fixed income securities. In addition, criteria used by rating agencies has also come under scrutiny, with the possibility of future revisions to such criteria and practices. There was increased volatility across fixed income and equity markets which has led and could continue to lead to reductions in trading revenues. This has been offset by growth in equity commissions associated with higher trading volumes. The broad impact of these trends, particularly in respect of reported continuing write downs of inventory positions associated with the CDO markets, has put significant pressure on credit ratings and equity prices for companies in the financial service sector. Tightening of credit may also affect the ability of companies to finance M&A activity in this sector. The Company’s focus on the financial services industry makes it susceptible to the economic factors which particularly affect this industry segment.

It is difficult to predict how long these conditions will continue. The performance of each of the Company’s lines of business will be affected by overall global economic growth, financial market movements (including interest rate movements and credit spread), the competitive environment and customer and client activity levels in any given time period.

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Overview

Total revenues increased $7.9 million, or 8.5%, to $101.1 million for the three months ended September 30, 2007 compared with $93.2 million for the three months ended September 30, 2006. This increase was primarily due to increases in investment banking, commissions and interest and dividend income revenues of $10.9 million, $19.0 million and $2.7 million, respectively, offset by a decrease of $24.5 million in principal transactions, net.

Total expenses increased $12.7 million, or 16.2%, to $91.3 million for the three months ended September 30, 2007 compared with $78.6 million for the three months ended September 30, 2006. This increase was due to increases in compensation and benefits expense of $4.5 million and non-compensation expenses of $8.2 million.

On a U.S. Generally Accepted Accounting Principles (“GAAP”) basis, we recorded net income of $5.5 million for the three months ended September 30, 2007 compared with $9.3 million for the three months ended September 30, 2006. After excluding from net income a non-GAAP adjustment related to the net of tax compensation and benefits expense with respect to the amortization of the 2006 IPO restricted stock awards, the resulting non-GAAP net income and the related diluted earnings per share decreased 21.7% and 34.3%, respectively, to $7.3 million and $0.23 per share, respectively. This is compared with net income of $9.3 million and diluted earnings per share of $0.35 for the third quarter of 2006. See the section below entitled “— Three Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results.

The following table sets forth our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Period-to-Period
	2007	2006	$ Change	% Change
	(Unaudited)

Revenues:
Investment banking	$60,132	$49,204	$10,928	22.2%
Commissions	44,457	25,479	18,978	74.5
Principal transactions, net	(14,943)	9,567	(24,510)	(256.2)
Interest and dividend income	10,317	7,595	2,722	35.8
Investment advisory fees	436	508	(72)	(14.2)
Other	736	859	(123)	(14.3)

Total revenues	101,135	93,212	7,923	8.5

Expenses:
Compensation and benefits	58,658	54,118	4,540	8.4

Non-compensation expenses:
Occupancy and equipment	4,922	4,528	394	8.7
Communications and data processing	6,205	5,113	1,092	21.4
Brokerage and clearance	6,361	3,976	2,385	60.0
Interest	4,610	3,014	1,596	53.0
Other	10,517	7,822	2,695	34.5

Total non-compensation expenses	32,615	24,453	8,162	33.4

Total expenses	91,273	78,571	12,702	16.2

Income before income tax expense	9,862	14,641	(4,779)	(32.6)
Income tax expense	4,327	5,331	(1,004)	(18.8)

Net income	$5,535	$9,310	$(3,775)	(40.5)%

Three Month Non-GAAP Financial Measures

Our management has utilized non-GAAP calculations of presented compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share that were adjusted in the manner presented above as an additional device to aid in understanding and analyzing our financial results for the three months ended September 30, 2007. Specifically, our management believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures were provided to enhance investors’ overall understanding of our current financial performance.

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

In this report we include our compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended September 30, 2007. Such non-GAAP results exclude the expense resulting from the amortization of stock awards associated with the grant of the November 2006 IPO restricted stock awards to our employees. Therefore, there is no reconciling item for compensation expense for the three and nine months ended September 30, 2006.

We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards in connection with our IPO.

The following provides details with respect to reconciling compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the three months ended September 30, 2007 to such items on a non-GAAP basis in the same period:

(Dollars in thousands, except per share information)
Three Months Ended:
	9/30/2007				9/30/2006
	GAAP	Reconciliation		Non-GAAP	GAAP

Compensation and benefits expense	$58,658	$(3,128	)(a)	$55,530	$54,118

Income before income tax expense	$9,862	$3,128	(a)	$12,990	$14,641
Income tax expense	$4,327	$1,372	(b)	$5,699	$5,331

Net income	$5,535	$1,756	(c)	$7,291	$9,310

Compensation ratio(d)	58.0%			54.9%	58.1%
Earnings per share:
Basic	$0.18	$0.06		$0.24	$0.35
Diluted	$0.18	$0.05		$0.23	$0.35
Weighted average number of common shares outstanding:
Basic	30,665,945	—	(e)	30,665,945	26,749,483
Diluted	31,546,276	—	(e)	31,546,276	26,749,483

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio with respect to the three months ended September 30, 2007 and 2006 was calculated by dividing compensation and benefits expense by total revenues of $101,135 and $93,212, respectively.

(e)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.

Revenues

Investment Banking

Investment banking revenues increased $10.9 million, or 22.2%, to $60.1 million for the three months ended September 30, 2007 compared with $49.2 million for the three months ended September 30, 2006. Underwriting revenues increased $17.3 million, or 176.8%, to $27.1 million and M&A advisory fees increased $6.8 million, or 39.2%, to $24.1 million in the third quarter of 2007 compared with the same period in 2006. The increases in underwriting revenues and M&A advisory fees were primarily due to a larger than average underwriting transaction and a larger than average M&A advisory deal, each of which closed in the third quarter of 2007. These increases were offset by a $13.1 million, or 59.4%, decline in private placement revenues in the third quarter of 2007 compared with the same period in 2006.

In the third quarter of 2007, we received cash and warrants exercisable in the customers company stock as advisory fees in connection with the closing of a private placement transaction. The warrants received were measured at fair value on the closing date of the transaction. We recorded investment banking revenues of $6.5 million as a result of this non-monetary transaction in 2007. Shortly after the closing of the private placement transaction, we exercised these warrants and received common stock.

Commissions

Commissions revenues increased $19.0 million, or 74.5%, to $44.5 million for the three months ended September 30, 2007 compared with $25.5 million for the three months ended September 30, 2006, primarily due to increases of $9.1 million and $9.9 million in commissions revenue related to our European and U.S. equity activities, respectively.

Principal Transactions, Net

Principal transactions revenue decreased $24.5 million to a loss of $14.9 million for the three months ended September 30, 2007 compared with revenue of $9.6 million for the three months ended September 30, 2006. Such decrease was primarily the result of:

•	Unrealized losses on fixed income securities including securities held for PreTSL securitizations.

•	Higher equity market making losses.

•	Lower gains on equity securities trading for our own account.

•	Decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns.

Interest and Dividend Income

Interest and dividend income increased $2.7 million, or 35.8%, to $10.3 million for the three months ended September 30, 2007 compared with $7.6 million for the three months ended September 30, 2006. This increase was primarily due to higher average holdings of interest bearing financial instruments.

Investment Advisory Fees

Investment advisory fees declined slightly for the three months ended September 30, 2007 compared with the three months ended September 30, 2006.

Other

Other revenues decreased $0.2 million to $0.7 million for the three months ended September 30, 2007 compared with $0.9 million for the three months ended September 30, 2006.

Expenses

Compensation and Benefits

Compensation and benefits expense increased $4.5 million, or 8.4%, to $58.7 million for the three months ended September 30, 2007 compared with $54.1 million for the three months ended September 30, 2006. In the third quarter of 2007, compensation and benefits expense included $3.1 million related to the non-cash expense resulting from the amortization of restricted stock awards granted in connection with the November 2006 IPO.

Compensation and benefits expense as a percentage of total revenue, after deducting from such expense the non-cash amortization expense associated with the IPO restricted stock awards, was 54.9% in the third quarter of 2007 compared with 58.1% in the same 2006 period. The unadjusted compensation and benefits percentage of total revenue in the third quarter of 2007 was 58.0%. See the section above entitled “— Three Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results.

Occupancy and Equipment

Occupancy and equipment expense increased $0.4 million, or 8.7%, to $4.9 million for the three months ended September 30, 2007 compared with $4.5 million for the three months ended September 30, 2006.

Communications and Data Processing

Communications and data processing expense increased $1.1 million, or 21.4%, to $6.2 million for the three months ended September 30, 2007 compared with $5.1 million for the three months ended September 30, 2006. This increase was primarily due to higher market data and network communications costs.

Brokerage and Clearance

Brokerage and clearance expense increased $2.4 million, or 60.0%, to $6.4 million for the three months ended September 30, 2007 compared with $4.0 million for the three months ended September 30, 2006. This increase was primarily due to increased clearing expenses resulting from strong customer volume in equity sales.

Interest

Interest expense increased $1.6 million, or 53.0%, to $4.6 million for the three months ended September 30, 2007 compared with $3.0 million for the three months ended September 30, 2006. This increase was primarily due to higher financing expense related to fixed income inventory.

Other

Other expense increased $2.7 million, or 34.5%, to $10.5 million for the three months ended September 30, 2007 compared with $7.8 million for the three months ended September 30, 2006. The increase was primarily due to higher professional fees, insurance costs and business development costs.

Income Tax Expense

Income tax expense was $4.3 million for the three months ended September 30, 2007, which equals an effective tax rate of 43.9%, compared with to $5.3 million for the three months ended September 30, 2006, which equals an effective tax rate of 36.4%. The increase in the effective tax rate reflects the reversal of 2005 tax provisions as a result of the finalization and filing of 2005 state and local tax returns in the third quarter of 2006. Such final returns reflected lower than estimated tax liabilities for 2005 for state and local taxes as a result of favorable allocations of taxable income among various state and local jurisdictions for 2005.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Overview

Total revenues increased $35.8 million, or 12.5%, to $322.2 million for the nine months ended September 30, 2007 compared with $286.4 million for the nine months ended September 30, 2006. This increase was primarily due to increases in investment banking, commissions and interest and dividend income revenues of $31.2 million, $33.8 million and $8.2 million, respectively, offset by a decrease of $38.4 million in principal transactions, net. In the first nine months of 2006, principal transactions, net included a gain of $5.0 million resulting from the conversion of our New York Stock Exchange seat for cash and shares of NYSE Group, Inc.

Total expenses increased $41.6 million, or 17.5%, to $279.9 million for the nine months ended September 30, 2007 compared with $238.3 million for the nine months ended September 30, 2006. This increase was due to an increase in compensation and benefits expense of $22.0 million and non-compensation expenses of $19.6 million.

We recorded net income of $23.7 million for the nine months ended September 30, 2007 compared with $27.9 million for the nine months ended September 30, 2006. After excluding from net income a non-GAAP adjustment related to the net of tax compensation and benefits expense with respect to the amortization of the 2006 IPO restricted stock awards, the resulting non-GAAP net income increased $1.0 million, or 3.5%, to $28.9 million. This is compared with $27.9 million for the first nine months of 2006. Diluted earnings per share, on a non-GAAP basis, decreased 11.7% to $0.91 per share for the first nine months of 2007, compared to $1.03 per share for the same 2006 period. See the section below entitled “— Nine Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results. Net income and diluted earnings per shares for the first nine months of 2006 included an after-tax gain with respect to the New York Stock Exchange seat conversion of $2.8 million and $0.09 per diluted share, respectively.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Nine Months
	Ended September 30,		Period-to-Period
	2007	2006	$ Change	% Change
	(Unaudited)

Revenues:
Investment banking	$174,077	$142,833	$31,244	21.9%
Commissions	119,857	86,039	33,818	39.3
Principal transactions, net	(3,134)	35,308	(38,442)	(108.9)
Interest and dividend income	27,544	19,323	8,221	42.5
Investment advisory fees	1,258	1,293	(35)	(2.7)
Other	2,564	1,561	1,003	64.3

Total revenues	322,166	286,357	35,809	12.5

Expenses:
Compensation and benefits	188,882	166,847	22,035	13.2

Non-compensation expenses:
Occupancy and equipment	13,977	13,047	930	7.1
Communications and data processing	17,771	14,387	3,384	23.5
Brokerage and clearance	17,417	14,993	2,424	16.2
Interest	11,273	8,278	2,995	36.2
Other	30,617	20,739	9,878	47.6

Total non-compensation expenses	91,055	71,444	19,611	27.4

Total expenses	279,937	238,291	41,646	17.5

Income before income tax expense	42,229	48,066	(5,837)	(12.1)
Income tax expense	18,579	20,206	(1,627)	(8.1)

Net income	$23,650	$27,860	$(4,210)	(15.1)%

Nine Month Non-GAAP Financial Measures

The following provides details with respect to reconciling compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the nine months ended September 30, 2007 to such items on a non-GAAP basis in the same period:

(Dollars in thousands, except per share information)
Nine Months Ended:
	9/30/2007				9/30/2006
	GAAP	Reconciliation		Non-GAAP	GAAP

Compensation and benefits expense	$188,882	$(9,290	)(a)	$179,592	$166,847

Income before income tax expense	$42,229	$9,290	(a)	$51,519	$48,066
Income tax expense	$18,579	$4,088	(b)	$22,667	$20,206

Net income	$23,650	$5,202	(c)	$28,852	$27,860

Compensation ratio(d)	58.6%			55.7%	58.3%
Earnings per share:
Basic	$0.77	$0.17		$0.94	$1.03
Diluted	$0.75	$0.16		$0.91	$1.03
Weighted average number of common shares outstanding:
Basic	30,636,898	—	(e)	30,636,898	27,013,417
Diluted	31,537,188	—	(e)	31,537,188	27,013,417

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio with respect to the nine months ended September 30, 2007 and 2006 was calculated by dividing compensation and benefits expense by total revenues of $322,166 and $286,357, respectively.

(e)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.

See the section entitled “— Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.

Revenues

Investment Banking

Investment banking revenues increased $31.2 million, or 21.9%, to $174.1 million for the nine months ended September 30, 2007 compared with $142.8 million for the nine months ended September 30, 2006. Underwriting revenues increased $26.4 million, or 64.9%, to $67.1 million and M&A advisory fees increased $29.2 million, or 82.4%, to $64.6 million for the nine months ended September 30, 2007 compared with the same period in 2006. The increases in underwriting revenues and M&A advisory fees were primarily due to larger than average underwriting transactions and larger than average M&A advisory deals closing in 2007. These increases were offset by a $24.3 million, or 36.3%, decline in private placement revenues in the first nine months of 2007 compared with the same period in 2006. The closing of a larger than average transaction in the second quarter of 2006 contributed to this comparative decline in the nine months ended September 30, 2007.

Commissions

Commissions revenues increased $33.8 million, or 39.3%, to $119.9 million for the nine months ended September 30, 2007 compared with $86.0 million for the nine months ended September 30, 2006, primarily due to increases of $18.4 million and $15.4 million in commissions revenue related to our European and U.S. equity activities, respectively.

Principal Transactions, Net

Principal transactions revenue decreased $38.4 million to a loss of $3.1 million for the nine months ended September 30, 2007 compared with revenue of $35.3 million for the nine months ended September 30, 2006, reflecting the difficult market conditions in 2007 including the market dislocation in the third quarter. In addition, in the first nine months of 2006, principal transactions, net included a gain of $5.0 million on the conversion of our New York Stock Exchange seat for cash and shares of NYSE Group, Inc.

Interest and Dividend Income

Interest and dividend income increased $8.2 million, or 42.5%, to $27.5 million for the nine months ended September 30, 2007 compared with $19.3 million for the nine months ended September 30, 2006. This increase was primarily due to higher average holdings of interest bearing financial instruments.

Investment Advisory Fees

Investment advisory fees remained unchanged at $1.3 million for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006.

Other

Other revenues increased $1.0 million to $2.6 million for the nine months ended September 30, 2007 compared with $1.6 million for the nine months ended September 30, 2006.

Expenses

Compensation and Benefits

Compensation and benefits expense increased $22.0 million, or 13.2%, to $188.9 million for the nine months ended September 30, 2007 compared with $166.8 million for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, compensation expense included $9.3 million related to the non-cash expense resulting from the amortization of restricted stock awards granted in connection with the November 2006 IPO. Also included in the nine months ended September 30, 2007 was $4.3 million relating to the amortization of 2006 bonus restricted stock awards granted in February 2007, of which $2.1 million related to accelerated compensation expense associated with grants to employees who were or will be eligible to retire prior to the vesting date.

Compensation and benefits expense as a percentage of total revenue, after deducting from such expense the non-cash amortization expense associated with the IPO restricted stock awards, was 55.7% for the nine months ended September 30, 2007 compared with 58.3% in the same 2006 period. The unadjusted compensation and benefits percentage of total revenue for the nine months ended September 30, 2007 was 58.6%. See the section above entitled “— Nine Month Non-GAAP Financial Measures” for a reconciliation to our GAAP results.

Occupancy and Equipment

Occupancy and equipment expense increased $1.0 million, or 7.1%, to $14.0 million for the nine months ended September 30, 2007 compared with $13.0 million for the nine months ended September 30, 2006.

Communications and Data Processing

Communications and data processing expense increased $3.4 million, or 23.5%, to $17.8 million for the nine months ended September 30, 2007 compared with $14.4 million for the nine months ended September 30, 2006. This increase was primarily due to higher market data and network communications costs.

Brokerage and Clearance

Brokerage and clearance expense increased $2.4 million, or 16.2%, to $17.4 million for the nine months ended September 30, 2007 compared with $15.0 million for the nine months ended September 30, 2006. This increase was primarily due to increased clearing expenses resulting from strong customer volume in equity sales.

Interest

Interest expense increased $3.0 million or 36.2% to $11.3 million for the nine months ended September 30, 2007 compared with $8.3 million for the nine months ended September 30, 2006. This increase was primarily due to higher financing expense related to fixed income inventory.

Other

Other expense increased $9.9 million, or 47.6%, to $30.6 million for the nine months ended September 30, 2007 compared with $20.7 million for the nine months ended September 30, 2006. The increase was primarily due to higher professional fees, insurance costs and business development costs.

Income Tax Expense

Income tax expense was $18.6 million for the nine months ended September 30, 2007, which equals an effective tax rate of 44.0%, compared with $20.2 million for the nine months ended September 30, 2006, which equals an effective tax rate of 42.0%. The increase in the effective tax rate reflects the reversal of 2005 tax provisions as a result of the finalization and filing of 2005 state and local tax returns in the third quarter of 2006. Such final returns reflected lower than estimated tax liabilities for 2005 for state and local taxes as a result of favorable allocations of taxable income among various state and local jurisdictions for 2005.

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

Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements.

Equity interests in certain private securities and limited partnership interests are reflected in the consolidated financial statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company’s best estimate of exit price as defined by SFAS No. 157. The Company’s partnership interests are generally recorded at fair value based on valuations provided by general partners. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company’s estimate of net realizable value has declined below the carrying value.

Contractual Obligations

We entered into a sublease in August 2007 for additional space in the NewYork office, expected to commence June 2008. Future minimum lease payments are expected to be approximately $0 for 2007, $1,000 for 2008, $3,000 for 2009, $3,000 for 2010, $3,000 for 2011 and $11,000 thereafter. Contractual obligations have not otherwise significantly changed since December 31, 2006.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2007. However, as described below under “— Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of September 30, 2007, we had liquid assets of $331.7 million, primarily consisting of cash and cash equivalents, securities purchased under resale agreements and receivables from clearing brokers. We also periodically utilize short term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL product pool formation. On one occasion in the past six years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time period. Although we believe such sources remain available, we do not currently have any plans to obtain such short-term subordinated financing from any outside source.

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

At September 30, 2007, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $142.8 million, or $139.3 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority.

Cash Flows

Nine months ended September 30, 2007.  Cash increased $10.3 million during the nine months ended September 30, 2007, primarily as a result of cash generated through our operating activities.

Operating activities for the nine months ended September 30, 2007 produced $8.8 million. This positive cash flow resulted from net income of $23.7 million, reduced for non-cash revenue and expense items of $1.2 million and cash provided from the increase in operating liabilities of $48.1 million offset by cash used through the increase in operating assets of $61.8 million. The non-cash adjustments consisted of non-monetary revenue of $6.5 million, amortization of stock-based compensation related to restricted stock of $15.9 million, depreciation and amortization expense of $3.6 million, and deferred income tax benefits of $14.2 million. Cash generated from the increase in operating liabilities consisted primarily of an increase in securities sold under repurchase agreements of $38.6 million and short-term borrowings of $56.3 million offset by declines in accounts payable, accrued expenses and other liabilities of $33.0 million, financial instruments sold, not yet purchased, at fair value of $10.9 million, and income taxes payable of $3.9 million. The cash used in the increase in the operating assets was primarily attributable to an increase in financial instruments owned, at fair value of $153.2 million, partially offset by a decline in receivables from clearing brokers of $78.4 million and securities purchased under resale agreements of $13.9 million.

We used $2.2 million in our investing activities, primarily in the purchase of fixed assets. Cash provided from financing activities increased $2.6 million primarily as a result of the repayment of loans which were provided to certain employees in connection with their purchase of our common stock.

Nine months ended September 30, 2006.  Cash increased by $0.3 million for the nine months ended September 30, 2006, primarily as a result of cash provided by operating activities partially offset by cash used in financing and investing activities.

Our operating activities for the nine months ended September 30, 2006 provided cash of $5.3 million. Net income for that period, adjusted for non-cash expense items of $6.5 million, was $34.4 million. Non-cash expenses consisted primarily of depreciation and amortization of $4.4 million and compensation expense related to restricted stock units of $1.3 million. Operating liabilities increased $38.3 million, and were offset by increases in operating assets of $67.4 million. The increases in operating assets consisted primarily of a $42.3 million increase in receivables from clearing brokers, a $46.2 million increase in financial instruments owned, at fair value, partially offset by decreases of $11.1 million and $10.9 million in securities purchased under resale agreements and accounts receivable, respectively. Cash provided by operating liabilities consisted primarily of increases of $84.4 million in securities sold under repurchase agreements and $55.1 million in financial instruments sold, not yet purchased, at fair value partially offset by a $68.1 million and $31.5 million decrease in payable to clearing broker and in short-term borrowings, respectively.

Our investing activities used cash of $2.0 million in the purchase of furniture, equipment and leasehold improvements.

Our financing activities used $3.8 million primarily as a result of purchases of common stock from stockholders of $11.0 million partially offset by repayments of notes receivable from stockholders of $6.5 million.

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

We trade in equity and debt securities as an active participant in both listed and over-the-counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and economic hedging strategies in the ordinary course of our trading business to manage our exposures.

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

The following table sets forth our month-end high, low and average fair value of long/short securities owned for the nine months ended September 30, 2007:

	High	Low	Average
	(Dollars in thousands)

Long value:
Equities	$173,990	$116,393	$153,328
Corporate and other debt	$323,765	$132,498	$244,045
U.S. Government and agency securities	$45,591	$—	$13,598
Mortgage Backed Securities	$14,645	$—	$2,304
Other investments	$62,777	$41,556	$52,509
Short value:
Equities	$56,430	$29,528	$46,102
Corporate and other debt	$9,936	$—	$2,953
U.S. Government and agency securities	$110,057	$42,841	$70,610
Mortgage Backed Securities	$5,876	$—	$588

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

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

Except as discussed in the following paragraph, the information required to be disclosed pursuant to this Item has been “previously reported” (as such term is defined in Rule 12b-2 of the Exchange Act) in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 5 of Part  I, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and March 31, 2007.

On September 7, 2007, a New York Stock Exchange Hearing Board accepted the Company’s Stipulation of Facts and Consent to Penalty in connection with an investigation into certain violations relating to prospectus delivery practices by the Company during the period from July 1, 2003 through October 31, 2004. The findings were part of a “sweep” investigation involving 15 brokerage firms, all of whom entered into consents. Penalties include fines ranging from $375,000 to $2,250,000 and various ancillary corrective actions. The Company, without admitting or denying guilt, entered into the agreement to pay a fine of $375,000 and agreed to certain undertakings.

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

The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased(1)(2)	Paid per Share	or Programs	Plans or Programs

July 1 — July 31, 2007	18,599	$27.56	—	—
August 1 — August 31, 2007	—	—	—	—
September 1 — September 30, 2007	—	—	—	—

Total	18,599	$27.56	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

Effective November 9, 2007, the Board of Directors (the “Board”) of the Registrant approved an amendment to the Registrant’s second amended and restated certificate of incorporation, which amendment changed the location of the Registrant’s registered office in the state of Delaware as well as the name of the Registrant’s registered agent.

Also effective November 9, 2007, the Board appointed Michael J. Zimmerman, a director that was elected to the Board on October 26, 2007, to the Audit Committee. Mr. Zimmerman was appointed to the Audit Committee in replacement of James K. Schmidt. Mr. Schmidt’s status as a member of the Board, a member of the Compensation Committee and a member and chairperson of the Corporate Governance and Nominations Committee, remains unchanged.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007

KBW, INC.

By:	/s/ JOHN G. DUFFY
Name:     John G. Duffy

Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
Name: Robert Giambrone

Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of KBW, Inc. (as further amended effective November 9, 2007).
10.1	Sublease between Keefe, Bruyette & Woods, Inc. and National Financial Partners Corp., dated as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed September 7, 2007).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.