Form 10-K
period 2007-12-31
KBW, INC.
filed 2008-02-28
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant on June 29, 2007 was approximately $800 million. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.
     On February 15, 2008, there were 29,415,652 outstanding shares of the registrant’s common stock, par value $0.01 per share, which is the registrant’s only class of common stock, excluding 1,350,329 shares underlying restricted stock units and 3,938,736 restricted shares issued under restricted stock awards.
     Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2008 annual meeting of stockholders to be held on June 3, 2008 are incorporated by reference in this Form 10-K. Such definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007.

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

ii

     When we use the terms “KBW,” “KBW, Inc.,” “the Company,” “we,” “us” and “our,” we mean the combined business of KBW, Inc., a Delaware corporation, and of its consolidated subsidiaries, unless the context otherwise indicates. KBW, Inc. became the holding company for all other subsidiary operating companies in August 2005. Prior to August 2005, Keefe, Bruyette & Woods, Inc., now an operating subsidiary, was the parent company and references to “KBW” or the “Company” or “we”, “us” and “our” prior to August 2005 refer to the consolidated company structure prior to that date. All data provided herein is as of or for the period ended December 31, 2007 unless otherwise expressly noted.
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
          Our business is organized into four general service offerings: (i) investment banking, including mergers and acquisitions (“M&A”) and other strategic advisory services, equity and fixed income securities offerings, structured finance for trust preferred and similar capital securities of financial institutions and mutual thrift conversions, (ii) equity and fixed income sales and trading, with an emphasis on institutional customers investing in the small and mid cap segments, and a wide range of fixed income securities, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients and various investment vehicles.
          Within our full service business model, our focus includes bank and thrift holding companies, banking companies, thrift institutions, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts (“REITs”), consumer and specialty finance firms, financial processing companies and securities exchanges. As of December 31, 2007, our research department covered an aggregate of 569 financial services companies, including 418 companies in the United States and 151 in Europe. Our revenues are derived from a broad range of products and sectors within the financial services industry.
          We emphasize serving investment banking clients in the small and mid cap segments of the financial services industry, market segments that we believe have traditionally been underserved by larger investment banks. We are dedicated to building long-term relationships and growing with our clients, providing them with capital raising opportunities and strategic advice at every stage of their development. We have continued to provide services to many of our clients as they have grown to be large cap financial institutions. In recent years, we have also provided financial advisory services to large cap financial services companies who were not previously long-term investment banking clients. These companies have increasingly sought out independent advice. Our sales force is trained in the analysis of financial services companies and has strong customer relationships with many of the world’s largest institutional investors.
          We operate through a U.S. registered broker-dealer, Keefe, Bruyette & Woods, Inc., a U.S. registered investment advisor, KBW Asset Management, Inc. and Keefe, Bruyette & Woods

Limited, an investment firm authorized and regulated by the U.K. Financial Services Authority. We have ten broker-dealer offices with our headquarters in New York City and other offices in Atlanta, Boston, Chicago, Columbus (Ohio), Hartford, Houston, Richmond (Virginia), San Francisco and London. Our asset management company is located in New York City in the same building as our headquarters. Due to the integrated nature of financial markets, we manage our business based on the enterprise as a whole. We do not present revenues by geographic region, as such presentation is impracticable.
          Our company was directly affected by the tragedies of September 11, 2001. Our headquarters in the World Trade Center was destroyed and 67 employees, nearly half of our New York staff, perished that day. Five of our nine board members, including our co-CEO and Chairman, died. The employees of several departments, including equity trading and fixed income sales and trading and research, were nearly completely lost. Despite these losses, the depth of experience and longevity of our employee base and their personal commitment to rebuilding our company left us with people with the knowledge and commitment to continue, renew and significantly grow our business. After September 11, 2001, we actively reconstituted and grew our company from 157 surviving employees to 529 employees as of December 31, 2007.
Our Principal Businesses
     Investment Banking
          Our investment banking practice provides a broad range of investment banking services to bank and thrift holding companies, banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. The services we provide include:
•	M&A and other strategic advisory services,

•	Equity and fixed income securities offerings,

•	Structured finance for trust preferred securities and similar capital securities of financial institutions, and

•	Mutual thrift conversions.
          Our investment banking practice is based on long-term relationships developed by the department’s professionals operating from our offices in New York, London, Boston, Chicago, Columbus (Ohio), Hartford, Houston, Richmond (Virginia), and San Francisco. The locations of our U.S. offices enable us to identify local and regional opportunities and provide clients with locally-based services, while keeping in close touch with developments in major financial centers and leveraging product expertise largely headquartered in New York and London. Our international presence enables us to act on opportunities for financial companies on an international basis for investment and transactional purposes. We strive to offer our clients a high level of attention from senior personnel and have designed our organizational structure so that our investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients.
          We believe that the intensity of our focus on the financial services industry and the depth of our professionals’ experience have enabled us to respond creatively and effectively when traditional solutions fall short of achieving a client’s goals. For example, in the current difficult market environment, where customers are in need of raising additional equity capital in uncertain markets, we have begun to advise clients on the use of rights offerings, a technique that we developed and used extensively to help recapitalize the financial services industry in the early 1990s.

          Our investment banking business is structured to serve three segments of the financial services industry: banks and thrifts, insurance, and diversified finance. Our focus is on small and mid cap companies, although we have increasingly provided services to large cap companies, reflecting the continuing growth of our long term clients and opportunities that have arisen as large cap companies have sought independent specialized advice. We seek to build lasting relationships with clients by providing a range of services through the many stages of their development. As these companies grow and mature, we attempt to sustain these relationships through equity and debt securities offerings, institutional sales and trading, and strategic advisory services. Many of these clients are also natural candidates for coverage by our research department. Our execution capabilities and range of service offerings enable us to continue serving these companies as they engage in more complex capital markets and strategic transactions. For example, we seek to deliver strong secondary market trading support, which we believe is a key differentiator with our investment banking clients.
          M&A and Strategic Advisory Services. We provide a broad range of advice to our clients in relation to mergers, acquisitions and similar corporate finance matters and are positioned to be involved at each stage of these transactions, from initial structuring to final execution. We have consistently been among the top ranking M&A advisors for companies in the financial services industry. When we advise companies on the potential acquisition of another company or certain assets, our services may include:
•	Evaluating potential acquisition targets,

•	Providing valuation analyses,

•	Evaluating and proposing financial and strategic alternatives,

•	Rendering, if appropriate, fairness opinions,

•	Providing advice regarding the timing, structure and pricing of a proposed acquisition, and

•	Assisting in negotiating and closing the acquisition.
     When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services may include:
•	Evaluating and recommending financial and strategic alternatives with respect to a sale,

•	Advising on the appropriate sale process,

•	Providing valuation analyses,

•	Assisting in preparing an offering memorandum or other appropriate sales materials,

•	Rendering, if appropriate, fairness opinions,

•	Identifying and contacting selected qualified acquirors, and

•	Assisting in negotiating and closing the proposed sale.
          Our strategic advisory services also include more specialized advisory assignments, such as divestitures, hostile takeover defenses and special committee assignments. Fees for advisory services may be determined based on a flat fee, a fee based on the value of the transaction, or a fee for specified services blended with a fee based on the value of the transaction. It is common for portions of fees to be payable upon the occurrence of certain events, such as deal announcement, rendering of fairness opinions, mailing of proxy or other deal solicitation documents and closing. The majority of total fees are paid usually upon the successful completion of a transaction.
          Capital Raising Services. Capital raising is especially important in the financial services industry, and we are one of the leading underwriters for financial services equity capital markets transactions. Many of our clients, such as banks, thrifts, brokerage firms and insurance companies operate under statutes or regulations that require the maintenance of certain capital levels in order to provide many of their services. We act as underwriter and placement agent in both public and private offerings of equity and debt securities.
          Capital raising requires the close coordination of our investment banking practice, our equity and fixed income capital markets departments and our equity and fixed income sales and trading departments. Our equity and fixed income capital markets departments assist the investment banking department in efforts to obtain capital markets investment banking mandates and also coordinate with syndicate departments of other investment banks in obtaining underwriting and co-manager roles. By coordinating these capital raising services, we introduce companies seeking to raise capital from customers that we believe will be supportive, long term investors. In addition, the ability to provide after market support as a leading market maker or significant trader of listed securities is a critical factor in receiving equity capital raising assignments.
          We believe that, while our market share of financial services industry transactions is significant, there is still an opportunity for growth in this area. We are a leading NASDAQ market maker for the stocks of our issuers in the secondary market.
     Sales and Trading
          Equity Sales and Trading. Our institutional equity sales team serves customers out of our New York, London, Boston, Hartford, Atlanta and San Francisco offices. Unlike many of our larger, less specialized competitors, all of our sales representatives are specifically trained in the analysis of financial services companies. Our sales and trading team provides specialized services, including value-added, industry and sector-specific trading expertise, research and access to capital markets transactions. Through an extensive use of sector-focused presentations and transaction-related teach-ins we have emphasized educating our sales force as we have expanded our business model to include additional sectors of the financial services industry.
          We have access to all major exchanges in the United States and Europe. Our U.S. equity trading team makes markets in over 800 Nasdaq and NYSE financial services stocks and consistently ranks among the top traders of financial services securities. As reported by AutEx/BlockDATA, for the twelve months ended December 31, 2007 we were one of the top three market makers in 36% of the stocks in the NASDAQ 100 Financial Index. We are the largest trader of bank stocks with a market capitalization below $5 billion. During this same twelve month period, we traded 9.9% of small cap bank stocks, with a trade volume in excess of 510 million shares. In overall reported trading volume in the NASDAQ 100 Financial Index companies during this period, we ranked seventh, with a market share of 4.6% or 769 million shares.
          We maintain relationships with many of the world’s largest institutional investors including both domestic and international investment advisors, banks, mutual funds, hedge funds, pension funds and insurance companies.
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

          Fixed Income Sales and Trading. Our fixed income group conducts sales and trading operations in New York City with sales branches in Atlanta, Boston, Chicago, Hartford and San Francisco. We trade and underwrite a wide range of fixed income securities, including mortgage-backed securities, U.S. Treasury and Federal Agency securities, and a wide array of corporate bonds and preferred stock, including those issued by banks, insurance companies, REITs, and finance companies, including Trust Preferred Securities and PreTSLs™ and similar securities issued by competitors.
          Our fixed income syndicate team works with the firm’s investment banking department to provide financing for M&A activity, balance sheet restructuring and capital raising. We support such financings with secondary trading.
          Our financial balance sheet management group provides valuations and restructuring strategies for the full range of securities and loans, including those loans which are sub-performing, non-performing and charged-off.
      Research
          As of December 31, 2007, our research covered 569 domestic and international financial services companies such as bank and thrift holding companies, banks, thrifts, REITs, and specialty finance, insurance and securities firms and securities exchanges. Our research group follows nearly all of the financial services industry companies in the S&P 500 and Dow Jones STOXX 600 Index, as well as hundreds of other U.S. and European financial services companies on a daily basis. Our research provides the foundation for five widely followed domestic industry indices: the KBW Bank Index (BKX), the KBW Regional Banking Index (KRX), the KBW Insurance Index (KIX), the KBW Capital Markets Index (KSX), and the KBW Mortgage Finance Index (MFX). The indices are also used in widely traded Exchange Traded Funds and exchange traded options under licenses from us. In September 2007, our London based research team launched six European financial indices and a Global financial index. These include: the KBW European Large-Cap Banking Index (KEBI-Euros and KEBID-US Dollars); the KBW European Mid & Small-Cap Banking Index (KMBI-Euros and KMBID-US Dollars); the KBW European Large-Cap Insurance Index (KEII-Euros and KEIID-US Dollars); the KBW European Mid & Small-Cap Insurance Index (KMII-Euros and KMIID- US Dollars); the KBW Miscellaneous Financials Index (KMFI-Euros and KMFID-US Dollars); the KBW Emerging European Financials Index (KEEI-Euros and KEEID-US Dollars) and the KBW Global Financials Index (KGX-US Dollars).
          In recent years we have significantly increased our research coverage. We believe that our effort is rewarded in enhancing our reputation and the value of our market franchise and in attracting increased commissions to our sales and trading efforts from customers seeking specialized research.
          The expansion of our research coverage is an integral part of the expansion of our investment banking and sales activities. This model initially supported our growth in the banking industry, followed by our growth into insurance and diversified financials. It was an integral part of the development of our European operations. The most recent example of this strategy is the implementation of our presence in the equity REIT sector. Commencing in the spring of 2007 we moved from the coverage of mortgage REITs into equity REITs with the hiring of a highly respected senior analyst. Since that time, we have added two additional senior analysts and have grown to cover approximately 35 of the 132 public companies operating in this sector, representing nearly 30% of the market capitalization of these companies. We have already participated in public offerings conducted by several of these companies and are active in the sales and trading of securities issued by these companies. The investment banking group has assigned senior bankers to develop this area.

          Our U.S. based research analysts covered the equity securities of 418 companies in the United States as of December 31, 2007. Our U.S. equity coverage as of December 31, 2007 is summarized in the following table:

Number of
Sector	Companies
Regional Banks and Thrifts	178
Large Cap Banks and Thrifts	23
Trust and Custody	4

Total Depositary Financial Services Companies	205

Property Casualty Insurance	50
Equity REITs	35
Broker-Dealers	34
Life Insurance	22
Specialty Finance	21
Asset Managers	15
Insurance Other	15
Processing/Business Information	12
Mortgage REITs	9

Total Other Financial Services Companies	213

Total Companies under coverage	418

          Our U.S. research team covers all segments of market capitalization across the financial services industry. The median market capitalization of companies covered in the United States is approximately $1.2 billion.
          Our European research team covers 151 companies in diverse portions of the financial services sector predominantly in various countries in Europe and emerging markets. The group covers 77 banks, including 74 commercial banks and three investment banks; 49 insurance companies, including 36 European insurers, five reinsurance companies and eight integrated Lloyd’s of London market vehicles. The group also covers diversified financial companies including consumer finance companies, securities exchanges, private banks and asset managers.
          Both our U.S. and European research teams produce a significant amount of analytical material, including daily notes, email and printed company reports, industry compilations, quarterly and annual outlooks and summary results and strategic “think” pieces. The research department supports our extensive sales and trading efforts by organizing and participating in an extensive client contact program, that includes sub-sector conferences, client-company marketing trips and direct access to analysts by investors. In addition, our numerous industry conferences put companies and investors together and provide valuable one-on-one contact with potential clients and customers who can observe the full strength of our investment banking, sales and trading and research capabilities in one forum.
      Asset Management
          KBW Asset Management, Inc. (“KBWAM”) is a registered investment adviser focused on investments in the securities of financial services companies. We are the advisor to two hedge funds and a private equity fund. We also serve as a discretionary sub advisor for a fund managed by an unaffiliated third party. As of December 31, 2007, KBWAM had approximately $104.7 million in assets under management and committed capital for unaffiliated customers.
Employees
          As of December 31, 2007, we had 529 employees. None of our employees are represented by any collective bargaining agreements. We have not experienced any work stoppages and believe that our relationship with our employees is good.
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

Regulation
          Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws. Keefe, Bruyette & Woods, Inc. (“Keefe”), our wholly owned subsidiary, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Accordingly, Keefe is subject to regulation and oversight by the SEC and the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization which is subject to oversight by the SEC and adopts, and enforces rules governing the conduct, and examines the activities, of their member firms. State securities regulators also have regulatory or oversight authority over Keefe. FINRA was created in July 2007 through the consolidation of the NASD and the member regulation, enforcement and arbitration functions of the New York Stock Exchange. Pending adoption of a single regulatory scheme, FINRA continues to enforce the rules of both the NASD and NYSE and utilize separate examination and enforcement structures. Because of its status prior to the creation of FINRA as a regulatory member of the New York Stock Exchange and member of the NASD, Keefe is subject to both sets of regulation and examination by FINRA. Keefe, Bruyette & Woods Limited, our U.K. broker-dealer subsidiary, is authorized and regulated by the U.K. Financial Services Authority. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.
          Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Keefe is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the FINRA for certain withdrawals of capital. There are also financial resources requirements of the Financial Services Authority in the United Kingdom that apply to Keefe, Bruyette & Woods Limited.
          The research areas of investment banks have been and remain the subject of regulatory scrutiny. The SEC, NYSE and NASD (now adopted by FINRA) have adopted rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research, and continue to consider additional regulation.
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
          We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers and (iv) the charters of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format. These documents will also be available in print without charge to any person who requests them by writing or telephoning: KBW, Inc., Office of the General Counsel, 787 Seventh Avenue, 4th Floor, New York, New York, 10019, U.S.A., telephone number (212) 887-7777.
Executive Officers
          Our executive officers and their ages and titles as of December 31, 2007 are set forth below.
          John G. Duffy (58). Mr. Duffy has been Chairman, Chief Executive Officer and a director of KBW, Inc. since its formation in August 2005. He joined us in 1978 as manager of our Bank Watch Department evaluating credit ratings for financial institutions nationwide. He became a director of Keefe Bruyette & Woods, Inc., our wholly-owned registered broker-dealer subsidiary (“Keefe”), in 1990, was named its Co-CEO and President in 1999 and its Chairman and CEO in 2001. Prior to that, Mr. Duffy was Executive Vice President in charge of Keefe’s Corporate Finance Department. He is a graduate of the City College of New York. Mr. Duffy serves on the Board of Trustees of the Michael Smurfit Graduate School of Business, University College in Dublin, Ireland, as well as St. Michael’s College in Colchester, Vermont, and The Ursuline School in New Rochelle, New York. He is also Chairman of the Investment Committee of the Cardinal and Gold Fund of Cardinal Hayes High School in Bronx, New York and a director of the American Ireland Fund. He also serves on the Advisory Council of the Weissman Center for International Business at Baruch College.
          Andrew M. Senchak (61). Mr. Senchak has been President, Vice Chairman and a director of KBW, Inc. since its formation in August 2005. He has been with our Investment Banking Department since 1985. In 1997 he became a director of Keefe as well as head of the Investment Banking Department, and was elected its Vice Chairman and its President in 2001. Mr. Senchak stepped down as President of Keefe in 2006. Prior to joining the firm Mr. Senchak taught Economics at Rutgers University and spent two and a half years in Brazil with the Peace Corps. He received a B.A. in Liberal Arts from Lafayette College and earned a Ph.D. in Economics from Columbia University. Mr. Senchak is a member of the Board of Trustees of Newark Academy in Livingston, N.J., the National September 11 Memorial and Museum at the World Trade Center, the KBW Family Fund and the MacDowell Colony. He is also on the board of WeatherWise USA, Inc.
          Thomas B. Michaud (43). Mr. Michaud has been Chief Operating Officer, Vice Chairman and a director of KBW, Inc. since its formation in August 2005. Mr. Michaud’s primary responsibilities with the firm are to oversee our sales and trading businesses. He began his career with us in 1986 as a credit trainee in the Bank Watch Department and transferred to the Research Department before joining our Equity Sales Team in 1988. He was named Director of Equity Sales and Executive Vice President in 1999. He became a director of Keefe in 1999 and its Vice Chairman and Chief Operating Officer in 2001. He was elected President of Keefe in 2006. Mr. Michaud is a graduate of Middlebury College and earned an M.B.A. from the Stern School of Business at New York University. From 1994 until 2001 he was an elected member of the Representative Town Meeting of the Town of Greenwich, Connecticut. The Representative Town Meeting is the legislative body for the Town of Greenwich. He also serves on the Board of Directors of the Greenwich Chapter of the American Red Cross.
          Robert Giambrone (53). Mr. Giambrone has served as our Chief Financial and Administrative Officer since 2002. Prior to joining us, Mr. Giambrone was an Executive Director of the Asset Management Division of Morgan Stanley from 1995 to 2002. Mr. Giambrone was a director of KBW, Inc. from April 2006 until completion of its IPO in November 2006.
          Mitchell B. Kleinman (54). Mr. Kleinman has served as General Counsel of KBW, Inc. since its formation in August 2005. Mr. Kleinman has served as General Counsel to Keefe since 1998. Prior to joining Keefe, Mr. Kleinman was a partner in the law firm of Brown & Wood LLP (now Sidley Austin LLP).

Item 1A. Risk Factors.
Risks Related to Our Business
Difficult market conditions generally, and in the financial services industry specifically, could adversely affect our business in many ways.
          We focus on the financial services industry. Volatility in the business environment in the financial services industry generally, or in the market for securities of companies within the financial services industry particularly, could substantially affect our financial results and the market value of our common stock. The financial services industry is comprised of numerous sectors, each of which may also be subject to sector-specific risks. Many companies in the financial services industry are subject to significant regulatory oversight and changes in laws, regulations or applicable regulatory agency policies or procedures. These may have a material impact on certain portions of our industry. Underwriting transactions, M&A and strategic advisory engagements and related sales and trading activities in this industry represent the principal focus of our business. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in the financial services industry.
          During 2007, credit markets were materially negatively impacted, initially by the impact of dramatic increases in mortgage delinquencies and defaults in 2007 and anticipated future delinquencies among high-risk, or subprime, borrowers in the United States. This deterioration of credit quality had a widespread impact as a result of the extensive distribution of securities collateralized by such credits. The market for such securities further deteriorated due to the inability of traditional buyers of such securities to obtain funds through the issuance of commercial paper or other short-term unsecured sources. As prices declined and delinquencies increased, investors lost confidence in the rating system for structured products as rating agencies moved to downgrade primarily sub-prime mortgage backed collateralized debt obligations (“CDOs”) and other structured products. In addition, investors lost confidence in commercial paper conduits and structured investment vehicles (“SIVs”) causing concerns over large potential liquidations of AAA collateral. Price declines were further driven by forced sales of assets in order to meet demands by investors for the return of their collateral and collateral calls by lenders.
          Many banks and institutional investors have also recognized substantial losses as they revalue their CDOs and other mortgage-related assets downward. During the second half of 2007, the economic impact of these problems spread on a global basis and disrupted the broader financial markets. The combination of these events caused a large number of mortgage lenders and some hedge funds to shut down or file for bankruptcy. The deterioration and recognition of substantial exposure through derivatives and policies written by monoline insurers resulted in the downgrade of certain of these monoline insurers. Several of these monoline insurers also reported significant losses. Further downgrades of these monoline insurers or their failure could result in additional significant write-downs at many financial institutions and could have a material adverse effect on the broader financial markets. Financial institutions have entered into large numbers of credit default swaps with counterparties to hedge credit risk. As a result of the global credit crises and the increasingly large numbers of credit defaults, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of credit default swaps could have a material adverse effect on the broader financial markets. It is difficult to predict how long these conditions will continue, whether they will continue to deteriorate and which of our markets, products and businesses will continue to be adversely affected.
          Although we did not engage directly in many of the business activities which have been responsible for the current pressures on the economy and markets, such as investing in subprime backed securities, many of the companies for whom we perform services or in which we make markets or invest have engaged in and been directly affected by these activities.

It is not possible to currently predict the future impact of this continuing market uncertainty. As a result, these conditions could adversely affect our financial condition and results of operations.
          We are an underwriter and market-maker for pooled trust preferred securities and similar securities issued by financial institutions in our PreTSL™ product. We also purchase certain trust preferred or other capital securities primarily issued by banks and insurance companies that may qualify for inclusion in future such pools and finance a portion of the purchase price of such securities. We also seek to make markets in tranches of similar pooled trust preferred securities issued by other parties. In the present market environment, the markets for these instruments have become substantially more illiquid and as a result, the valuation of such securities held for inclusion in future pools or held in our secondary market trading inventory is complex and involves a comprehensive process, including, in the case of certain securities or tranches of pooled securities, the use of quantitative modeling and management judgment. This is reflected in the increase in assets classified as Level 3 during the fourth quarter of 2007. Valuation of these exposures will also continue to be impacted by external market factors, including issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur. Our ability to mitigate our exposures by selling or hedging our exposures is also limited by the market environment. Our future results may continue to be impacted by the valuation adjustments that we apply to our portfolio of these securities. For a further discussion regarding the measure of financial instruments owned see note 3, “Financial Instruments,” to our consolidated financial statements.
          Our investment banking revenues, in the form of financial advisory and debt and equity underwriting fees, are directly related to the number and size of the transactions in which we participate. Continued market pressures may have a negative impact on advisory fees from mergers and acquisitions, as a result of uncertainties in valuations related to potential future asset quality and creditworthiness of both targets and acquirers and limitations on access to capital markets to finance such activities. In addition these uncertainties may limit the capital markets activities of certain companies or sub-sectors of the financial services industry. This may be further impacted by continued or further credit market dislocations or sustained market downturns.
          During periods of market volatility, such as the current period, profitability of market making and similar trading activities may be negatively affected. In addition, as the markets for certain privately placed securities become more illiquid, we may be forced to retain securities inventory for longer periods and be subjected to the related market and credit risks. While generally periods of volatility are marked by increases in trading volume, leading to higher commissions, a decrease in volume could lead to a reduction in such commissions.
          With respect to our asset management business, because the fees that we charge for managing our clients’ portfolios are usually based on the value of those portfolios, a market downturn that reduces the value of our clients’ portfolios or increases the amount of withdrawals would reduce the revenue we receive from our asset management business.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.
          Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held responsible for the defaults or misconduct of our customers. Although we review credit exposures to specific clients, customers and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. In addition to our credit risks described above, we are subject to various market, interest rate, inflation and operational risks, including those described under “—Difficult market conditions generally, and in the financial services industry specifically, could adversely affect our business in many ways,” “— Our operations and infrastructure may malfunction or fail,” “— Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses,” and “— We may be adversely affected by changes in services and products provided by third parties and increases in related costs.” While we attempt to mitigate these risks through our risk management policies, if any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur significant losses. See Item 7A — “Quantitative and Qualitative Disclosure About Market Risks.”
Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses.
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
          As a result, we will be subject to increased risk as we commit greater amounts of capital to the extent we expand our proprietary trading and principal investing activities or commit additional capital to facilitate primarily client-driven business.
Our ability to retain our professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.
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
We face strong competition, including from entities with significantly more financial and other resources.
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
Pricing and other competitive pressures may impair the revenues and profitability of our sales and trading business.
          We derive a significant portion of our revenues from our sales and trading business. Commissions accounted for approximately 38.8%, 28.7% and 31.3%, respectively, of our revenues in 2007, 2006 and 2005. Along with other securities firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. The introduction of decimalization in securities trading since 2000 has also reduced revenues and lowered margins within the equity sales and trading securities divisions of many securities firms, including ours. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to customers in order to win their trading business. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our securities business may decline and our business, financial condition and results of operations may be adversely affected.
          As we are committed to maintaining and improving our comprehensive research coverage in the financial services sector to support our sales and trading business, we may be required to make substantial investments in our research capabilities. In addition to other factors that may adversely affect our results of operations in this area, such as the legal and regulatory factors described under “— Risks Related to Our Industry,” certain recent changes in industry practice are likely to affect our sales and trading business. A developing trend has been for certain fund managers to enter into arrangements with securities firms under which the fund managers agree to pay separately for trading and research services, a process known as “unbundling.” Previously, fund managers, like most customers, paid for research through the commissions that they paid for trading services. As a result of unbundling, securities firms charge lower commissions per trade but receive separate compensation for research that they provide to the fund managers.
          We are a party to several unbundling arrangements, and are likely to enter into additional unbundling arrangements in the future. It is uncertain whether unbundling arrangements will become an industry trend, and if so, to what extent. If unbundling becomes prevalent, our sales and trading customers may not pay us separately for our research, and if they do, our revenues from these customers may not be the same as they are currently. If our customers wish to purchase sales and trading and research services separately, we may not be able to market our services on that basis as effectively as some of our competitors, in which case our business could be adversely affected.
Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.
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
A significant portion of our sales commissions are generated from a relatively small number of institutional customers.
          A relatively small number of our institutional investor customers generates a substantial portion of our sales commissions. If any of our key customers departs or reduces its business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.
Limitations on our access to funding could impair our liquidity and our ability to conduct our businesses.
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
          Lack of adequate funding would also limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock. Historically, we have satisfied our need for funding from internally generated funds, sales of shares of our common stock to our employees and to the public in our initial public offering and short term loans from third parties. While we currently have adequate capital, adequate funding may not continue to be available to us in the future on terms that are acceptable to us or at all. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
          Keefe, our U.S. broker-dealer subsidiary, is subject to the net capital requirements of the Securities and Exchange Commission, or SEC, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. There are similar financial resources of the Financial Services Authority in the United Kingdom related to the activities of Keefe, Bruyette & Woods Limited. Furthermore, the U.S. and U.K. broker dealer subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to our company.

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
Our operations and infrastructure may malfunction or fail.
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
          Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize confidential and other information of us or our clients, customers or counterparties that is processed and stored in, and transmitted through, our computer systems and networks. Furthermore, such events could cause interruptions or malfunctions in our operations or those of our clients, customers, counterparties or other third parties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We may be adversely affected by changes in services and products provided by third parties and increases in related costs.
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
Our financial results may fluctuate substantially from period to period, which may impair our stock price.
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
Poor investment performance may reduce revenues and profitability of our asset management operations.
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

Strategic investments, acquisitions, entry into new businesses and joint ventures may result in additional risks and uncertainties in our business.
          We intend to grow our core businesses primarily through internal expansion. We may also seek to grow through strategic investments, acquisitions, entry into new businesses or joint ventures. To the extent we make strategic investments or acquisitions, or enter into new businesses or joint ventures, we would face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we would be subject to additional risks and uncertainties in that we could be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and any joint venture partners could negatively impact our businesses. We may also face conflicts to the extent that we sponsor the development of other business and commit to provide personnel, capital or benefits from our business relationships to such other businesses.
          In December 2007, FIG Acquisition Corp. (“FIG”), with KBW as a sponsor, filed a registration statement for an initial public offering. FIG is a special purpose acquisition company, or SPAC, which will seek a business combination with a financial services company. Employees of KBW will act as senior officers or directors of this company and certain employees are also investors in this company. Although it is not anticipated that any such employees will devote a material portion of their work time to the SPAC, this structure may lead to conflicts which may require us to forego certain business opportunities and related revenues, such as advisory fees for companies which may be purchased by the SPAC.
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
Growth of our business could result in increased costs.
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
          In addition, we may incur significant expenses in connection with any expansion of our investment banking, sales and trading, research and asset management businesses or in connection with any strategic acquisitions and investments, if and to the extent they arise from time to time. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.
Investments by our directors, officers, employees and our employee profit sharing retirement plan may conflict with the interests of our stockholders.
          Our executive officers, directors and employees and our employee profit sharing retirement plan may from time to time invest in or receive a profit interest in private or public companies in which we or one of our affiliates is an investor or for which we provide investment banking services, publish research or act as a market maker. In addition, through KBW Asset Management, we have organized hedge funds or similar investment vehicles in which our employees are or may become investors and we expect to continue to do so in the future, including investments in FIG. There is a risk that, as a result of such investment or profit interest, a director, officer or employee may take actions that conflict with the best interests of our stockholders.
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
Our policies and procedures may limit the investment opportunities for our company.
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

Risks Related to Our Industry
Risks associated with regulatory impact on capital markets.
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
Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
          Firms in the financial services industry have experienced increased scrutiny in recent years from a variety of regulators, including the SEC, the NYSE and the NASD (now FINRA), state securities commissions and state attorneys general. FINRA was created in July 2007 through the consolidation of the NASD and the member regulation, enforcement and arbitration functions of the NYSE. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.
          In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client or customer litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Several securities firms in the United States reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. The settlement included an agreement by the firms to implement structural changes to promote analyst independence, including restrictions on communications between research and investment banking. We are not a party to the global settlement but generally comply with certain of its terms. The SEC and FINRA have proposed amendments to their rules that would affect the manner in which securities are allocated in registered public offerings. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC and FINRA may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.
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
Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal or regulatory action against us could materially adversely affect our businesses.
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
Risks Related to Our Shares
We are controlled by our employee stockholders whose interests may differ from those of other stockholders.
          Our employees collectively own a majority of the total shares of common stock entitled to vote and our executive officers collectively own approximately 11.0% of the total shares of common stock entitled to vote as of February 15, 2008. The percentage of employee holdings may increase as result of the practice since our IPO of paying a portion of annual bonuses to certain employees in the form of restricted stock. Although our stockholders’ agreement does not contain any provisions regarding the voting of common stock owned by any of our employees, a relatively small group of employees may be able to elect our entire board of directors, control our management and policies and, in general, determine without the consent of the other stockholders the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Such persons initially will be able to prevent or cause a change in control of our company. These actions may be taken even if other stockholders oppose them.
Provisions of our organizational documents may discourage an acquisition of our company.
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
Future sales of our common stock could cause our stock price to decline.
          Sales of substantial amounts of common stock by our employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. As of February 15, 2008, we have 29,415,652 shares of common stock outstanding, not including 1,350,329 shares underlying restricted stock units and 3,938,736 restricted shares issued under restricted stock awards. Of these shares, the 7,820,000 shares of common stock sold in our initial public offering and 1,527,046 shares owned by former employees not subject to transfer restrictions or which represent vested restricted stock awards are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act. As of February 15, 2008, 20,068,606 shares are subject to sale restrictions set forth in our Stockholders’ Agreement, which generally restricts sales of common stock through the fifth anniversary of our IPO in November 2011. As of that date, 2,408,400 unvested IPO Restricted Stock Awards also remain outstanding. Restrictions on transfer or sale will terminate in November 2008 on 25% of the shares covered under the Stockholders’ Agreement and IPO Restricted Stock Award Agreements. Sales of shares by our officers and employees upon the lapsing of these sale restrictions may result in a decrease in the trading price of our common stock and restrict our ability to raise capital through the issuance of equity securities.
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          Our offices, are located in New York City, Atlanta, Boston, Chicago, Columbus (Ohio), Hartford, Houston, Richmond (Virginia), San Francisco, and London. Our headquarters are located at 787 Seventh Avenue, New York, New York, and comprise approximately 120,573 square feet of leased space, pursuant to a lease agreement expiring in 2016. All of the other offices are in leased space or we have entered into new leases for space, which we currently believe to be adequate for our needs.
          Some of our leases contain options to extend the term of the lease or lease additional space. We believe that all of our properties and facilities are well maintained. In September 2007, we entered into a sublease that expires in August 2015 providing for additional space in our New York headquarters building. We do not anticipate a need for other material additional office space in the near term.
Item 3. Legal Proceedings.
          We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we provide concerning strategic transactions. In addition, like most financial institutions, we are often the subject of claims made by current and former employees arising out of their employment or termination of employment with us. These claims often relate to dissatisfaction with an employee’s bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination or other unlawful employment practice. See “Risk Factors—Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal or regulatory action against us could materially adversely affect our businesses.”
          We are involved in a number of judicial and regulatory matters arising in connection with our business. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Pursuant to SFAS No. 5, “Accounting for Contingencies,” we review the need for any loss contingency reserves, and we have established reserves that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimatable.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          On November 14, 2006, a total of 7,820,000 shares of our common stock par value $0.01 per share, were sold in our initial public offering pursuant to a registration statement on Form S-1 (Commission file number 333-136509) which was declared effective by the Securities and Exchange Commission on November 8, 2006. We have used the net proceeds from our initial public offering for general corporate purposes, including support and expansion of our existing businesses, with any remaining unused net proceeds being currently invested in a money market fund.
          Our common stock is traded on the NYSE under the symbol “KBW”.
          The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock, as quoted on the NYSE. For 2006, the high and low closing prices per share begins on November 9, 2006, the first day our common stock was publicly traded.

	Sales Price
	High	Low
2007
Fourth Quarter	$32.92	$24.48
Third Quarter	30.87	22.74
Second Quarter	35.19	29.38
First Quarter	37.84	28.33

2006
Fourth Quarter (since November 9, 2006)	$30.40	$25.51
          As of December 31, 2007, there were 596 holders of record or our common stock. However, we believe the number of beneficial owners of our common stock exceeds this number.
          No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.
          On February 26, 2008, the last reported sales price for our common stock on the NYSE was $24.74 per share.
          Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on June 3, 2008 (to be filed within 120 days after December 31, 2007) (the “Proxy Statement for the 2008 Annual Meeting of Stockholders”) and is incorporated by reference in Part III, Item 12.
          There were no purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10B-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2007.

Item 6. Selected Financial Data.
     Set forth below is selected consolidated financial and other data of KBW as of and for the five years ended December 31, 2007.

	Years Ended December 31,
	2007	2006		2005		2004		2003
	(Dollars in thousands, except per share information)

Revenues:
Investment banking	$226,464	$210,026		$149,332		$163,114		$156,869
Commissions	165,803	116,625		96,301		66,081		50,408
Principal transactions, net	(7,520)	45,773	(1)	36,568		44,637		44,208
Interest and dividend income	37,612	26,920		17,984		8,629		8,656
Investment advisory fees	1,751	5,036		3,843		4,896		5,597
Other	3,418	2,206		3,838	(2)	12,941	(2)	5,859

Total revenues	427,528	406,586		307,866		300,298		271,597

Expenses:
Compensation and benefits	257,070	216,518		187,428		170,484		145,668

Occupancy and equipment	18,722	17,728		16,877		14,545		10,108
Communications and data processing	24,283	19,465		18,526		15,462		11,600
Brokerage and clearance	22,967	19,728		17,390		15,289		10,857
Interest	14,732	11,023		8,105		872		875
Business development	16,601	13,218		13,141		11,772		9,703
Other	23,748	17,257		15,257		16,734		14,548

Total non-compensation expenses	121,053	98,419		89,296		74,674		57,691

Total expenses	378,123	314,937		276,724		245,158		203,359

Income before income taxes	49,405	91,649		31,142		55,140		68,238
Income taxes	22,113	38,365		13,735		23,867		30,073

Net income(3)	$27,292	$53,284		$17,407		$31,273		$38,165

Earnings per share(3) (4):
Basic	$0.89	$1.94		$0.64		$1.24		$1.70
Diluted	$0.86	$1.93		$0.64		$1.24		$1.70

Weighted average number of common shares outstanding(4):
Basic	30,654,058	27,512,023		27,194,404		25,253,771		22,393,454
Diluted	31,561,751	27,565,453		27,215,001		25,296,556		22,427,295

Consolidated Statements of Financial Condition Data:
Total assets	$864,450	$804,865		$661,161		$574,564		$436,819
Stockholders’ equity(3)	$448,426	$397,414		$265,709		$269,122		$206,536

Other Data (Unaudited):
Book value per common share	$15.31	$13.59		$10.13		$10.81		$9.65

(1)	Principal transactions, net for the year ended December 31, 2006 included a gain of approximately $5.4 million with respect to the exchange of our New York Stock Exchange seat for cash and shares of the merged NYSE Group, Inc.

(2)	Other revenues in 2004 include approximately $10.1 million in insurance recoveries and government grants relating to the World Trade Center attacks in 2001. In 2005, we received approximately $0.4 million of additional government grants relating to the same World Trade Center attacks.

(3)	Prior to the date of the IPO and the termination of the 2005 amended and restated stockholders’ agreement, common stock was classified as a liability. See Note 9 to our audited Consolidated Financial Statements included elsewhere in this report.

(4)	In calculating shares of common stock outstanding, we give retroactive effect to a 43 for 1 stock split that we effected on November 1, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Cautionary Statement Regarding Forward-Looking Statements” included in the beginning of this report.
Overview
          We are a leading full service investment bank specializing in the financial services industry. Our principal activities are: (i) investment banking, including mergers and acquisitions (“M&A”) and other strategic advisory services, equity and fixed income securities offerings, structured finance for trust preferred and similar capital securities issued by financial institutions and mutual thrift conversions, (ii) equity and fixed income sales and trading, with an emphasis on institutional customers investing in the small and mid cap segments, and a wide range of fixed income securities, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients and various investment vehicles.
          Within our full service business model, our focus includes bank and thrift holding companies, banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. We emphasize serving investment banking clients in the small and mid cap segments of the financial services industry. Our sales customers are primarily institutional investors.
          Most revenues with respect to our services provided are primarily determined as a result of active competition in the marketplace. Our revenues are primarily generated through advisory, underwriting and private placement fees earned through our investment banking activities, commissions earned on equity sales and trading activities, interest and dividends earned on our securities’ inventories and profit and losses from trading activities related to the securities’ inventories.
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
Business Environment
          Since our business activities focus on the financial services sector, we are uniquely impacted by economic and market conditions affecting this sector. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector.
          In the second half of 2007, the deterioration in credit quality for sub-prime loans spread to the broader credit markets, leading to a repricing of credit risks, general widening of credit spreads, lower levels of liquidity and a significant decrease in transparency in pricing for many classes of fixed income securities. In addition, criteria used by rating agencies have also come under scrutiny, which may lead to future revisions to such criteria. Increased volatility across fixed income and equity markets has contributed to reductions in trading revenues and asset valuations for many financial services companies. These trends have combined to put significant pressure on credit ratings and equity prices for companies in the financial services sector.
          Our investment banking revenues, in the form of financial advisory and debt and equity underwriting and private placement fees, are directly related to the number and size of the transactions in which we participate. Continued market pressures may have a negative impact on advisory fees from mergers and acquisitions, as a result of uncertainties in valuations related to potential future asset quality and creditworthiness concerns for both targets and acquirors and limitations on access to capital markets to finance such activities. In addition, these uncertainties may limit the capital markets activities of certain companies or sub-sectors of the financial service industry.
          It is difficult to predict how long these conditions will continue. Further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues.

Results of Operations
     Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
     Overview
          Total revenues increased $20.9 million, or 5.2%, to $427.5 million for the year ended December 31, 2007 compared with $406.6 million for the year ended December 31, 2006. This increase was primarily due to increases in commissions revenue of $49.2 million, investment banking revenue of $16.4 million and interest and dividend income of $10.7 million, offset by a decrease in principal transactions, net of $53.3 million.
          Total expenses increased $63.2 million, or 20.1%, to $378.1 million for the year ended December 31, 2007 compared with $314.9 million for the year ended December 31, 2006. This increase was primarily due to an increase in compensation and benefits expense of $40.6 million. Additionally, non-compensation expenses increased $22.6 million to $121.1 million for the year ended December 31, 2007 primarily as a result of increases in other expenses and communications and data processing expenses.
          We recorded net income of $27.3 million for the year ended December 31, 2007 compared with $53.3 million for the year ended December 31, 2006. The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period to Period
	2007	2006	$ Change	% Change
	(dollars in thousands)
Revenues:
Investment banking	$226,464	$210,026	$16,438	7.8%
Commissions	165,803	116,625	49,178	42.2
Principal transactions, net	(7,520)	45,773	(53,293)	(116.4)
Interest and dividend income	37,612	26,920	10,692	39.7
Investment advisory fees	1,751	5,036	(3,285)	(65.2)
Other	3,418	2,206	1,212	54.9

Total revenues	427,528	406,586	20,942	5.2

Expenses:
Compensation and benefits	257,070	216,518	40,552	18.7

Occupancy and equipment	18,722	17,728	994	5.6
Communications and data processing	24,283	19,465	4,818	24.8
Brokerage and clearance	22,967	19,728	3,239	16.4
Interest	14,732	11,023	3,709	33.6
Business development	16,601	13,218	3,383	25.6
Other	23,748	17,257	6,491	37.6

Total non-compensation expenses	121,053	98,419	22,634	23.0

Total expenses	378,123	314,937	63,186	20.1

Income before income taxes	49,405	91,649	(42,244)	(46.1)
Income taxes	22,113	38,365	(16,252)	(42.4)

Net income (Note 9)	$27,292	$53,284	$(25,992)	(48.8)%

2007 and 2006 Non-GAAP Financial Measures
          We adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 which generally requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period, net of estimated forfeitures.
          We reported our compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the year ended December 31, 2007 in our February 5, 2008 press release. The non-GAAP amount excludes the amortization of stock awards to compensation expense associated with the grant of IPO restricted stock awards to our employees. The following provides details with respect to reconciling compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the year ended December 31, 2007 to the aforementioned captions on a non-GAAP basis in the same period.

(Dollars in thousands, except per share information)

		Reconciliation
	GAAP	Amount		Non-GAAP
Year ended December 31, 2007:
Compensation and benefits expense	$257,070	$(12,509	)(a)	$244,561

Income before income tax expense	$49,405	$12,509	(a)	$61,914
Income tax expense	$22,113	$5,599	(b)	$27,712

Net income	$27,292	$6,910	(c)	$34,202

Compensation ratio (d)	60.1%			57.2%

Earnings per share:
Basic	$0.89	$0.23		$1.12
Diluted	$0.86	$0.22		$1.08

Weighted average number of common shares outstanding:
Basic	30,654,058	—	(e)	30,654,058
Diluted	31,561,751	—	(e)	31,561,751

Year ended December 31, 2006:
Compensation and benefits expense	$216,518	$(1,882	)(a)	$214,636

Income before income tax expense	$91,649	1,882	(a)	$93,531
Income tax expense	$38,365	$821	(b)	$39,186

Net income	$53,284	$1,061	(c)	$54,345

Compensation ratio (d)	53.3%			52.8%

Earnings per share:
Basic	$1.94	$0.04		$1.98
Diluted	$1.93	$0.04		$1.97

Weighted average number of common shares outstanding:
Basic	27,512,023	—	(e)	27,512,023
Diluted	27,565,453	—	(e)	27,565,453

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment to net income was the after-tax amortization of the IPO restricted stock awards in the respective periods.

(d)	The twelve months ended December 31, 2007 and 2006 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $427,528 and $406,586, respectively.

(e)	Both the basic and diluted weighted average common shares outstanding were not adjusted.

          We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards in connection with our IPO.
          Our management has utilized non-GAAP calculations of presented compensation expense, tax expense, net income and basic and diluted earnings per share that are adjusted in the manner presented above as an additional device to aid in understanding and analyzing our financial results for the year ended December 31, 2007 and 2006. Specifically, our management believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. These periods did not in the past, and likely will not in the future include such substantial grants of restricted stock awards to employees. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.
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
Revenues
     Investment Banking
          Investment banking revenues increased $16.4 million, or 7.8%, to $226.5 million for the year ended December 31, 2007 compared with $210.0 million for the year ended December 31, 2006. Our underwriting revenues increased $32.3 million, or 54.1%, to $92.0 million for the year ended December 31, 2007 compared to $59.7 million for the year 2006. M&A and advisory fees increased $21.9 million, or 34.2%, to $86.0 million for the year ended December 31, 2007 compared to $64.1 million for the year ended December 31, 2006. Private placement revenues decreased $37.8 million, or 43.9%, to $48.4 million for the year ended December 31, 2007 compared to $86.2 million for the year 2006. This decrease was primarily due to smaller and less profitable PreTSL™ structured finance transactions in 2007 than in 2006.
     Commissions
          Commissions revenue increased $49.2 million, or 42.2%, to $165.8 million for the year ended December 31, 2007 compared with $116.6 million for the year ended December 31, 2006. Commissions on European equities totaled $65.2 million for 2007 compared to $39.5 million for the year ended December 31, 2006, an increase of $25.7 million, or 65.1%. Commissions of U.S. equities totaled $100.6 million for 2007 compared to $77.2 million for the year ended December 31, 2006, an increase of $23.4 million, or 30.3%. Our commissions revenue increased partially as a result of the historically high volume of trading in financial services stocks as a result of the market volatility in the second half of 2007.

     Principal Transactions, Net
          Principal transactions resulted in net losses of $7.5 million for the year ended December 31, 2007 compared to net gains of $45.8 million for 2006. Equity market making activity and trading for our own account resulted in net losses of $0.9 million for the year ending December 31, 2007 compared to net gains of $17.0 million in 2006. Trading in fixed income securities for customers and unrealized losses on fixed income securities owned, including securities held for PreTSL™ securitizations, resulted in net losses of $7.5 million for the year ended December 31, 2007 compared to net gains of $16.1 million in 2006. These losses were partially offset by net gains on firm investments of $0.9 million for the year ended December 31, 2007 compared to net gains of $12.6 million for 2006.
     Interest and Dividend Income
          Interest and dividend income increased $10.7 million, or 39.7%, to $37.6 million for the year ended December 31, 2007 compared with $26.9 million for the year ended December 31, 2006. This increase was primarily due to higher average interest bearing assets owned in 2007 relative to 2006.
     Investment Advisory Fees
          Investment advisory fees decreased $3.2 million, or 65.2%, to $1.8 million for the year ended December 31, 2007 compared with $5.0 million for the year ended December 31, 2006. The decrease in 2007 compared with 2006 was primarily due to not earning investment performance fees from hedge funds managed.
     Other
          Other revenues increased $1.2 million, or 54.9%, to $3.4 million for the year ended December 31, 2007 compared with $2.2 million for the year ended December 31, 2006.
Expenses
     Compensation and Benefits
          Compensation and benefits expense increased $40.6 million, or 18.7%, to $257.1 million for the year ended December 31, 2007 compared with $216.5 million for the year ended December 31, 2006. The increase was primarily due to an increase in our number of employees, including as a result of the expansion of our research to include equity REITs, as well as and expenses related to the amortization of stock-based compensation granted in November 2006 and February 2007.
          Compensation and benefits expense as a percentage of total revenue, after deducting from such expense the non-cash amortization expense associated with the IPO restricted stock awards, was 57.2% for the year ended December 31, 2007 compared with 52.8% for 2006. The unadjusted compensation and benefits percentage of total revenue for the year ended December 31, 2007 was 60.1% compared to 53.3% in the same 2006 period. See the section above entitled “—2007 and 2006 Non-GAAP Financial Measures” for a reconciliation to our GAAP results.
     Occupancy and Equipment
          Occupancy and equipment expenses increased $1.0 million, or 5.6%, to $18.7 million for the year ended December 31, 2007 compared with $17.7 million for the year ended December 31, 2006, primarily due to higher operating and real estate taxes under leases.

     Communications and Data Processing
          Communications and data processing expense increased $4.8 million, or 24.8%, to $24.3 million for the year ended December 31, 2007 compared with $19.5 million for the year ended December 31, 2006. This increase resulted from higher average staff size and price increases for market data services.
     Brokerage and Clearance
          Brokerage and clearance expense increased $3.2 million, or 16.4%, to $23.0 million for the year ended December 31, 2007 compared with $19.7 million for the year ended December 31, 2006. The increase was primarily a result of higher volume in equity trading for customers as a result of volatility in the marketplace particularly for financial services stocks. The higher volume of transactions was partially offset by lower clearance and execution charges for U.S. equity transactions.
     Interest
          Interest expense increased $3.7 million, or 33.6%, to $14.7 million for the year ended December 31, 2007 compared with $11.0 million for the year ended December 31, 2006. The increase was primarily due to larger average balances of securities sold under repurchase agreements in 2007 relative to 2006.
     Business Development
          Business development expense increased $3.4 million, or 25.6%, to $16.6 million for the year ended December 31, 2007 compared with $13.2 million for the year ended December 31, 2006. This increase was primarily due to increased travel and entertainment expenses including additional client events in 2007.
     Other
          Other expense increased $6.4 million, or 37.6%, to $23.7 million for the year ended December 31, 2007 compared with $17.3 million for the year ended December 31, 2006. This increase was primarily due to higher professional fees and insurance premiums.
     Income Tax Expense
          Income tax expense was $22.1 million for the year ended December 31, 2007, which equals an effective tax rate of 44.8%, compared to $38.4 million for the year ended December 31, 2006, which equals an effective tax rate of 41.9%. The increase in the effective tax rate in 2007 compared to 2006 was primarily due to a reduction in the level of pre-tax earnings which increased the impact of certain permanent differences.

     Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Overview
          Total revenues increased $98.7 million, or 32.1%, to $406.6 million for the year ended December 31, 2006 compared with $307.9 million for the year ended December 31, 2005. This increase was primarily due to increases in investment banking revenue of $60.7 million, commissions revenue of $20.3 million, principal transactions, net of $9.2 million and interest and dividend income of $8.9 million.
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
          We recorded net income of $53.3 million for the year ended December 31, 2005 compared with $17.4 million for the year ended December 31, 2005. The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period to Period
	2006	2005	$ Change	% Change
		(dollars in thousands)
Revenues:
Investment banking	$210,026	$149,332	$60,694	40.6%
Commissions	116,625	96,301	20,324	21.1
Principal transactions, net	45,773	36,568	9,205	25.2
Interest and dividend income	26,920	17,984	8,936	49.7
Investment advisory fees	5,036	3,843	1,193	31.0
Other	2,206	3,838	(1,632)	(42.5)

Total revenues	406,586	307,866	98,720	32.1

Expenses:
Compensation and benefits	216,518	187,428	29,090	15.5

Occupancy and equipment	17,728	16,877	851	5.0
Communications and data processing	19,465	18,526	939	5.1
Brokerage and clearance	19,728	17,390	2,338	13.4
Interest	11,023	8,105	2,918	36.0
Business development	13,218	13,141	77	0.6
Other	17,257	15,257	2,000	13.1

Total non-compensation expenses	98,419	89,296	9,123	10.2

Total expenses	314,937	276,724	38,213	13.8

Income before income taxes	91,649	31,142	60,507	194.3
Income taxes	38,365	13,735	24,630	179.3

Net income (Note 9)	$53,284	$17,407	$35,877	206.1%

2006 Non-GAAP Financial Measures
          The following provides details with respect to reconciling compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the year ended December 31, 2006 to such items on a non-GAAP basis in the same period:
          (Dollars in thousands, except per share information)

	December 31, 2006				December 31, 2005
		Reconciliation
	GAAP	Amount		Non-GAAP	GAAP
Compensation and benefits expense	$216,518	$(1,882	)(a)	$214,636	$187,428
Income before income tax expense	$91,649	$1,882	(a)	$93,531	$31,142
Income tax expense	$38,365	$821	(b)	$39,186	$13,735
Net income	$53,284	$1,061	(c)	$54,345	$17,407

Compensation ratio (d)	53.3%			52.8%	60.9%

Earnings per share:
Basic	$1.94	$0.04		$1.98	$0.64
Diluted	$1.93	$0.04		$1.97	$0.64

Weighted average shares outstanding:
Basic	27,512,023	—	(e)	27,512,023	27,194,404
Diluted	27,565,453	—	(e)	27,565,453	27,215,001

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment to net income was the after-tax amortization of the IPO restricted stock awards in the respective periods.

(d)	The twelve months ended December 31, 2006 and 2005 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $406,586 and $307,866, respectively.

(e)	Both the basic and diluted weighted average common shares outstanding were not adjusted.
          See the section entitled “—2007 and 2006 Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.

Revenues
     Investment Banking
          Investment banking revenues increased $60.7 million, or 40.6%, to $210.0 million for the year ended December 31, 2006 compared with $149.3 million for the year ended December 31, 2005. M&A advisory fees increased $7.1 million, or 12.5%, to $64.1 million for the year ended December 31, 2006 compared to $57.0 million for the year ended December 31, 2005. Private placement revenues increased $37.0 million, or 75.2%, to $86.2 million for the year ended December 31, 2006 compared to $49.2 million for the year 2005. This increase was primarily due to larger structured finance transactions in 2006 than in 2005. Our underwriting revenues increased $16.6 million, or 38.5%, to $59.7 million for the year ended December 31, 2006 compared to $43.1 million for the year 2005. The increase in underwriting revenues resulted from an increase in equity underwriting activity in 2006 and more lead managed transactions in 2006 versus 2005.
     Commissions
          Commissions revenue increased $20.3 million, or 21.1% to $116.6 million for the year ended December 31, 2006 compared with $96.3 million for the year ended December 31, 2005, primarily due to increases of $14.0 million and $6.3 million in commissions revenue related to our European and U.S. equity activities, respectively.
     Principal Transactions, Net
          Principal transactions revenue increased $9.2 million, or 25.2%, to $45.8 million for the year ended December 31, 2006 compared with $36.6 million for the year ended December 31, 2005. Such increase was the net result of:
•	Higher realized and unrealized gains from proprietary trading in equity securities.

•	Decreased volume in transactions with customers in fixed-income securities, leading to lower aggregate markups and markdowns.

•	Lower realized and unrealized losses from market-making positions in equity securities.

•	Gain of $5.4 million with respect to the exchange of our NYSE seat for cash and shares of NYSE Group, Inc.
     Interest and Dividend Income
          Interest and dividend income increased $8.9 million, or 49.7%, to $26.9 million for the year ended December 31, 2006 compared with $18.0 million for the year ended December 31, 2005 primarily due to higher average interest bearing assets, primarily capital securities held for securitization, and higher interest rates in 2006 relative to 2005.
     Investment Advisory Fees
          Investment advisory fees increased $1.2 million, or 31.0%, to $5.0 million for the year ended December 31, 2006 compared with $3.8 million for the year ended December 31, 2005. The increase resulted from higher performance fees on equity hedge funds.

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
      Business Development
          Business development increased slightly to $13.2 million for the year ended December 31, 2006 compared with $13.1 million for the same 2005 period.

      Other
          Other expense increased $2.0 million, or 13.1%, to $17.3 million for the year ended December 31, 2006 compared with $15.3 million for the year ended December 31, 2005. Other expenses increased primarily due to increases in corporate contributions and professional fees.
      Income Tax Expense
          Income tax expense was $38.4 million for the year ended December 31, 2006, which equals an effective tax rate of 41.9%, compared to $13.7 million for the year ended December 31, 2005, which equals an effective tax rate of 44.1%. The decrease in the effective tax rate from 2006 compared to 2005 was due to a relative reduction in state and local tax expense.
Liquidity and Capital Resources
          KBW, Inc. is the parent of Keefe, Bruyette & Woods, Inc. (“Keefe”) and Keefe, Bruyette & Woods Limited (“KBWL”). Dividends and other transfers from our primary operating subsidiaries are our source of funds to satisfy our capital and liquidity requirements. Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe and KBWL to us. Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers and trade creditors of Keefe, KBWL and KBW Asset Management.
          We monitor and evaluate the composition and size of our assets and operating liabilities. As a result of our market making, customer and proprietary activities (including securitization activities), the overall size of total assets and operating liabilities fluctuate from period to period. Our other assets generally consist of cash and cash equivalents, securities, resale agreement balances and receivables.
          Our operating activities generate cash resulting from net income earned during the period and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in financial instruments owned in response to changing trading strategies and market conditions.
          We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of December 31, 2007, we had liquid assets of $409.4 million, primarily consisting of cash and cash equivalents, securities purchased under resale agreements and receivables from clearing brokers. We also periodically utilize short term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL™ product pool formation. On two occasions in the past three years, we obtained a short term subordinated loans to support underwriting activity over a very short time period. Although we believe such sources remain available, we do not currently have any plans to obtain such short term subordinated financing from any outside source.
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

          Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. We use the basic method permitted by the uniform net capital rule, which generally requires that the ratios of aggregate indebtedness to net capital shall not exceed 15 to 1. These rules may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We expect these limits will not impact our ability to meet current and future obligations.
          At December 31, 2007, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $100.3 million, or $90.9 million in excess of the minimum required net capital.
          KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s financial resources exceeded financial resources requirement by approximately $33.0 million at December 31, 2007.
          The regulatory requirements referred to above restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which was approximately $140.7 million as of December 31, 2007.
     Cash Flows
          Year ended December 31, 2007. Cash increased $28.7 million in the year ended December 31, 2007, primarily due to positive cash flows from operating activities.
          Our operating activities provided $28.1 million of cash due to net income, adjusted for non-cash revenue and expense items of $8.8 million, of $36.1 million, offset by cash used by an increase in operating assets of $16.6 million less cash provided by an increase in operating liabilities of $8.6 million. The non-cash items consisted primarily of amortization of stock-based compensation of $20.6 million, deferred income tax benefit of $10.1 million, non-monetary revenue of $6.5 million and depreciation and amortization expense of $4.9 million. Cash provided from the increase in operating liabilities consisted primarily of increases in accounts payable, accrued expenses and other liabilities of $5.6 million, securities sold under repurchase agreements of $10.2 million and short-term borrowings of $36.6 million, offset by a decreased in financial instruments sold, not yet purchased, at fair value of $34.1 million and income taxes payable of $9.7 million. The decrease in cash from operating assets was primarily attributable to increases in receivables from clearing brokers of $5.5 million, other assets of $9.0 million and financial instruments owned, at fair value of $45.0 million offset by decreases in securities purchased under resale agreements of $38.5 million and accounts receivable of $4.5 million.
          We used $2.5 million in our investing activities, for the purchase of fixed assets. Cash from financing activities increased $2.6 million primarily as a result of repayment of loans to employees to purchase Company stock.
          Year ended December 31, 2006. Cash increased $90.0 million in the year ended December 31, 2006, primarily due to positive cash flows from operating and financing activities, partially offset by cash used in investing activities.
          Our operating activities provided $18.5 million of cash due to net income, adjusted for non-cash revenue and expense items of $9.7 million, of $63.0 million, and cash provided from the change in operating liabilities of $12.0 million, offset by a decrease in cash from operating assets of $56.5 million. The non-cash items consisted primarily of depreciation and amortization expense of $5.9 million, deferred income tax liabilities of $0.3 million and amortization of stock-based compensation related to restricted stock of $3.5 million. Cash provided from the increase in operating liabilities consisted primarily of an $82.3 million increase in securities sold under repurchase agreements, an increase in accounts payable, accrued expenses and other liabilities of $36.3 million, securities sold, not yet purchased, at fair value of $14.0 million partially offset by decreases in short-term borrowings and payable to clearing broker of $35.3 million and $92.0 million, respectively. The decrease in cash from operating assets was primarily attributable to an increase in receivables from clearing broker of $94.1 million and securities purchased under resale agreement of $18.4 million. These increases were partially offset by a decline in financial instruments owned, at fair value of $55.9 million.
          We used $3.4 million in our investing activities for the purchase of fixed assets. Cash from financing activities increased $72.6 million primarily as a result of the net proceeds from the IPO.
          Year ended December 31, 2005. Cash increased $15.9 million in the year ended December 31, 2005, primarily due to positive operating cash flow, offset by cash used in financing activities.
          Our operating activities provided $44.7 million of cash due to net income, adjusted for non-cash revenue and expense items of $4.6 million, of $22.0 million, and cash provided from the change in operating liabilities of $90.0 million, offset by a decrease in cash from operating assets of $67.4 million. The non-cash items consisted primarily of depreciation and amortization expense of $5.7 million, deferred income tax benefits of $2.8 million and amortization of stock-based compensation related to restricted stock units of $1.7 million. Cash provided from the increase in operating liabilities consisted primarily of a $92.0 million increase in payables to clearing broker and an increase in short-term borrowings of $63.8 million, partially offset by a decrease of $41.3 million in financial instruments sold, not yet purchased and $25.5 million in securities sold under repurchase agreements. The decrease in cash from operating assets was primarily attributable to a $121.3 million increase in financial instruments owned, partially offset by a decrease of $40.4 million in receivables from clearing brokers and a decrease of $21.9 million in securities purchased under resale agreements. The reduction in receivables from clearing brokers was a result of the creation of a holding company structure in August 2005 in which our operating subsidiary paid us a cash dividend.
          We used $6.1 million in our investing activities, for the purchase of fixed assets. Financing activities used $20.8 million in cash primarily for the payment of a dividend to stockholders of $36.7 million, which was the only dividend we have ever paid, partially offset by proceeds from the issuance of our common stock for $18.3 million.
Critical Accounting Policies and Estimates
          The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in Item 1A under “Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.
          Our significant accounting policies are summarized in note 2 to our consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•	The nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and

•	The impact of the estimate or assumption on our financial condition or operating performance is material.
          Based on these criteria, we believe the following to be our critical accounting policies:
      Fair Value of Financial Instruments
          We elected to early adopt SFAS No. 157, Fair Value Measurements, as of January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a complete discussion of SFAS No. 157.
          Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments are discount margins, weighted average spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements.
          Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of income. Equity interests in certain private equity securities and limited partnership interests are reflected in the consolidated financial statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents our best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Our partnership interests are generally recorded at fair value based on valuations provided by general partners. Financial instruments carried at contract amounts include receivables from clearing brokers, payable to clearing broker, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.
      Income Taxes
          Deferred tax assets and liabilities are recognized for the future tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

          As of January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined as prescribed by FIN 48.
Contractual Obligations
          Contractual obligations as of December 31, 2007 are as follows (dollars in thousands):

	Payments due by Period
			2009-	2011-	2013 and
	Total	2008	2010	2012	thereafter
Operating lease obligations	$119,654	$12,376	$28,469	$28,573	$50,236
          This excludes capital commitments that can be called at any time on private limited partnership interests of $44.3 million, including $11.1 million from an affiliated fund, at December 31, 2007. In addition, the table does not include reserves for income taxes that are not contractual obligations by nature. We cannot determine with any degree of certainty the amount that would be payable or the period of cash settlement to the respective taxing jurisdictions.
Off-Balance Sheet Arrangements
          We had no material off-balance sheet arrangements as of December 31, 2007. However, as described in Item 7A — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
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
Recently Issued Accounting Standards, Not Yet Adopted
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. We adopted SFAS No. 159 on January 1, 2008 and do not expect it to have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
          The following table sets forth our month-end high, low and average long/short financial instruments owned for the year ended December 31, 2007:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$181,769	$102,966	$150,366
Corporate and other debt	323,765	132,498	243,293
U.S. Government and agency securities	45,591	—	10,857
Mortgage backed securities	14,645	—	1,772
Other investments	62,777	41,556	54,164

Short Value:
Equities	$61,921	$29,528	$48,143
Corporate and other debt	9,936	—	3,565
U.S. Government and agency securities	110,057	23,780	61,649
Mortgage backed securities	5,876	—	452
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

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting.	51
Report of Independent Registered Public Accounting Firm.	52
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.	55
Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 2007.	56
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2007.	57
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2007.	58
Notes to Consolidated Financial Statements.	59

Management’s Report on Internal Control over Financial Reporting
          Management of KBW, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.
          The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have material effect on the financial statements.
          The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in its report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KBW, Inc.:
We have audited KBW, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, KBW, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31,

2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

New York, New York
February 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KBW, Inc.:
We have audited the accompanying consolidated statements of financial condition of KBW, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBW, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBW Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

New York, New York
February 27, 2008

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006
ASSETS
Cash and cash equivalents	$194,358	$165,647
Financial instruments owned, at fair value:
Equities	102,966	117,285
Corporate and other debt	224,812	135,744
U.S. Government and agency securities	—	15,905
Mortgage backed securities	—	14,645
Other investments	54,515	47,158

	382,293	330,737

Securities purchased under resale agreements	23,846	62,319
Receivables from clearing brokers	191,234	185,712
Accounts receivable	21,196	25,740
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $19,259 in 2007 and $18,297 in 2006	19,801	22,151
Other assets	31,722	12,559

Total assets	$864,450	$804,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under repurchase agreements	$94,784	$84,536
Short-term borrowings	65,099	28,500
Financial instruments sold, not yet purchased, at fair value:
Equities	48,061	29,528
Corporate and other debt	5,000	5,082
U.S. Government and agency securities	23,780	76,362

	76,841	110,972

Accounts payable, accrued expenses, and other liabilities	172,263	166,671
Income taxes payable	7,037	16,772

Total liabilities	416,024	407,451

Stockholders’ equity:
Preferred stock	—	—
Common stock	293	292
Paid-in capital	114,014	94,419
Retained earnings	337,368	310,076
Notes receivable from stockholders	(5,254)	(8,843)
Accumulated other comprehensive income	2,005	1,470

Total stockholders’ equity	448,426	397,414

Total liabilities and stockholders’ equity	$864,450	$804,865

See accompanying notes to consolidated financial statements.

KBW Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share information)

	2007	2006	2005
Revenues:
Investment banking	$226,464	$210,026	$149,332
Commissions	165,803	116,625	96,301
Principal transactions, net	(7,520)	45,773	36,568
Interest and dividend income	37,612	26,920	17,984
Investment advisory fees	1,751	5,036	3,843
Other	3,418	2,206	3,838

Total revenues	427,528	406,586	307,866

Expenses:
Compensation and benefits	257,070	216,518	187,428
Occupancy and equipment	18,722	17,728	16,877
Communications and data processing	24,283	19,465	18,526
Brokerage and clearance	22,967	19,728	17,390
Interest	14,732	11,023	8,105
Business development	16,601	13,218	13,141
Other	23,748	17,257	15,257

Total expenses	378,123	314,937	276,724

Income before income tax expense	49,405	91,649	31,142
Income tax expense	22,113	38,365	13,735

Net income (Note 9)	$27,292	$53,284	$17,407

Earnings per common share (Note 9):
Basic	$0.89	$1.94	$0.64
Diluted	$0.86	$1.93	$0.64

Weighted average number of common shares outstanding:
Basic	30,654,058	27,512,023	27,194,404
Diluted	31,561,751	27,565,453	27,215,001
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share information)

						Notes	Accumulated
					Common	Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Stockholders	Income (loss)	Equity
Balance at December 31, 2004	$—	$38	$201,709	$340,872	$(254,558)	$(19,899)	$960	$269,122
Net income (Note 9)	—	—	—	17,407	—	—	—	17,407
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	—	(1,815)	(1,815)

Total comprehensive income	—	—	—	—	—	—	—	15,592

Purchase of 242,520 shares of common stock for treasury	—	—	—	—	(2,564)	—	—	(2,564)
Issuance of 6,794 shares of common stock from treasury	—	—	75	—	—	(75)	—	—
Amortization of stock-based compensation	—	—	1,741	—	—	—	—	1,741
Retirement of 24,613,802 shares of common stock from treasury	—	(32)	(192,328)	(64,762)	257,122	—	—	—
Purchase of 215,301 shares of common stock	—	—	(2,103)	—	—	621	—	(1,482)
Issuance of 1,866,286 shares of common stock	—	—	18,285	—	—	(3,897)	—	14,388
Excess net tax benefit related to delivery of restricted stock units	—	—	31	—	—	—	—	31
Repayment of notes receivable from stockholders	—	—	—	—	—	5,606	—	5,606
Payment to common stockholders	—	—	—	(36,725)	—	—	—	(36,725)

Balance at December 31, 2005	—	6	27,410	256,792	—	(17,644)	(855)	265,709
Net income (Note 9)	—	—	—	53,284	—	—	—	53,284
Other comprehensive income, currency translation adjustment	—	—	—	—	—	—	2,325	2,325

Total comprehensive income	—	—	—	—	—	—	—	55,609

Purchase of 1,182,328 shares of common stock	—	(12)	(12,206)	—	—	1,218	—	(11,000)
Issuance of 4,122,482 shares of common stock	—	41	76,808	—	—	—	—	76,849
Forty-three for one stock split effective November 1, 2006	—	257	(257)	—	—	—	—	—
Amortization of stock-based compensation	—	—	3,476	—	—	—	—	3,476
Restricted stock units converted	—	—	(1,175)	—	—	—	—	(1,175)
Excess net tax benefit related to delivery of restricted stock units	—	—	363	—	—	—	—	363
Repayment of notes receivable from stockholders	—	—	—	—	—	7,583	—	7,583

Balance at December 31, 2006	—	292	94,419	310,076	—	(8,843)	1,470	397,414
Net income	—	—	—	27,292	—	—	—	27,292
Other comprehensive income, currency translation adjustment	—	—	—	—	—	—	535	535

Total comprehensive income	—	—	—	—	—	—	—	27,827

Amortization of stock-based compensation	—	—	20,564	—	—	—	—	20,564
Purchase of 79,172 shares of common stock	—	—	(2,170)	—	—	205	—	(1,965)
Issuance of 163,244 shares of common stock	—	1	2,641	—	—	—	—	2,642
Restricted stock units converted	—	—	(1,078)	—	—	—	—	(1,078)
Stock-based awards vested			(1,564)					(1,564)
Excess tax benefit related to delivery of restricted stock units	—	—	1,202	—	—	—	—	1,202
Repayment of notes receivable from stockholders	—	—	—	—	—	3,384	—	3,384

Balance at December 31, 2007	$—	$293	$114,014	$337,368	$—	$(5,254)	$2,005	$448,426

Description of common stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	Outstanding
$0.01	2007	140,000,000	29,289,013	29,289,013
$0.01	2006	140,000,000	29,204,941	29,204,941
$0.01	2005	387,000,000	26,264,787	26,264,787
Description of preferred stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	Outstanding
$0.01	2007	10,000,000	—	—
$0.01	2006	10,000,000	—	—
$0.01	2005	1,000,000	—	—
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$27,292	$53,284	$17,407
Adjustments to reconcile net income to net cash provided by operating activities:
Non-monetary transaction	(6,518)	—	—
Amortization of stock-based compensation	20,564	3,476	1,741
Depreciation and amortization	4,895	5,906	5,737
Deferred income tax (benefit) expense	(10,125)	330	(2,845)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(45,038)	55,899	(121,253)
Securities purchased under resale agreements	38,473	(18,438)	21,851
Receivables from clearing brokers	(5,522)	(94,082)	40,353
Accounts receivable	4,544	47	(14,315)
Other assets	(9,038)	81	5,971
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(34,131)	13,973	(41,310)
Securities sold under repurchase agreements	10,248	82,261	(25,540)
Short-term borrowings	36,599	(35,250)	63,750
Payable to clearing broker	—	(91,977)	91,977
Accounts payable, accrued expenses and other liabilities	5,592	36,285	(1,349)
Income taxes payable	(9,735)	6,707	2,482

Net cash provided by operating activities	28,100	18,502	44,657

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(2,545)	(3,442)	(6,136)

Net cash used in investing activities	(2,545)	(3,442)	(6,136)

Cash flows from financing activities:
Purchase of shares of common stock for treasury	—	—	(2,564)
Issuance of shares of common stock	—	75,674	18,285
Purchase of shares of common stock	(1,965)	(11,000)	(1,482)
Excess tax benefit related to the delivery of restricted stock units	1,202	363	—
Issuance of notes receivable from stockholders	—	—	(3,897)
Payment to common stockholders	—	—	(36,725)
Repayment of notes receivable from stockholders	3,384	7,583	5,606

Net cash provided by (used in) financing activities	2,621	72,620	(20,777)

Currency adjustment:
Effect of exchange rate changes on cash	535	2,325	(1,815)

Net increase in cash and cash equivalents	28,711	90,005	15,929
Cash and cash equivalents at the beginning of the year	165,647	75,642	59,713

Cash and cash equivalents at the end of the year	$194,358	$165,647	$75,642

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$47,546	$29,334	$7,899
Interest	$14,800	$10,743	$7,570
See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share information)
(1) Organization
Organization and Basis of Presentation
     The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management, Inc. (“KBWAM”), and KBW Ventures, Inc. (“Ventures”) and FIG Acquisition Corp. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, Virt-x and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has clearing arrangements with Pershing LLC and Fortis Securities LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.
(b) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and these footnotes including financial instrument valuations, compensation accruals and other matters. Management believes that the estimates used in preparing the Company’s consolidated financial statements are reasonable. Actual results may differ from these estimates.
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

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
     Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments are discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements.
     Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of income. Equity interests in certain private equity securities and limited partnership interests are reflected in the consolidated financial statements at fair value. This represents the Company’s best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be determined based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. The Company’s partnership interests are generally recorded at fair value based on valuations provided by general partners. Financial instruments carried at contract amounts include receivables from clearing brokers, payable to clearing broker, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.
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
     The market value of collateral accepted by the Company under resale agreements was $23,795 and $62,237 at December 31, 2007 and 2006, respectively, substantially all of which has been sold or re-pledged. The resale agreements have subsequently been closed out at the contract value.
(f) Receivables From and Payable to Clearing Brokers
     Receivables from and payable to clearing brokers include proceeds from securities sold including financial instruments sold not yet purchased, commissions related to securities transactions, margin loans and related interest and deposits with clearing brokers. Proceeds related to financial instruments sold not yet purchased may be restricted until the securities are purchased.
(g) Furniture, Equipment and Leasehold Improvements
     Furniture and equipment are carried at cost and depreciated on a straight-line basis using estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized on a

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
straight-line basis over the lesser of the economic useful life of the improvement or the term of the respective leases.
(h) Revenue Recognition
     Investment Banking
     The Company earns fees for underwriting securities offerings, providing strategic advisory services in mergers and acquisitions (“M&A”) and other transactions and arranging private placements, including securitized debt offerings.
•	Underwriting revenues are recorded, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates the Company’s share of transaction-related expenses incurred by the syndicate, and the Company recognizes revenue net of such expense. On final settlement, the Company adjusts these amounts to reflect the actual transaction-related expenses and resulting underwriting fee.

•	Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

•	Private placement revenues are recorded when the services related to the underlying transaction are completed under the terms of the engagement. This is generally the closing date of the transaction.
     Since the Company’s investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.
     Commissions
     The Company’s sales and trading business generates revenue from equity securities trading commissions paid by institutional investor customers. Commissions are recognized on a trade date basis.
     Principal transactions
     Financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value are recorded on a trade-date basis with realized and unrealized gains and losses reflected in principal transactions, net in the consolidated statements of income.
     Interest and dividend income
     The Company recognizes contractual interest on financial instruments owned at fair value on an accrual basis as a component of interest and dividend income.
(i) Securitization Activities

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
     The Company has transactional activities with trusts established for its structured finance products. The Company may temporarily warehouse securities and occasionally sells capital securities to the trusts. In accordance with SFAS No. 140, the Company recognizes transfers of these warehouse securities as sales, provided control has been relinquished. Control is considered to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true-sale opinions are obtained); (ii) the transferee has the right to pledge or exchange the assets received; and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset).
(j) Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R) Share-Based Payments (“SFAS 123(R)”), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period. Expenses associated with such grants are generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. Stock-based awards that do not require future service (i.e. vested awards, including awards granted to retirement eligible employees) are expensed immediately on the date of grant. Stock-based awards granted to employees who will become retirement-eligible prior to vesting are expensed ratably from the grant date to the retirement eligibility date.
(k) Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
     As of January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined as prescribed by FIN 48.
(l) Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average number of common shares. The weighted average number of common shares outstanding include restricted stock units (“RSUs”) for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, give effect to dilutive potential common shares related to stock compensation plans.
     In connection with the initial public offering (“IPO”), the Company completed a 43 for 1 stock split in the form of a dividend on November 1, 2006 on all then outstanding shares. All references to number of shares and restricted stock units and per share amounts in these consolidated financial statements and

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
accompanying notes have been adjusted to reflect the stock split on a retroactive basis as if such stock split had occurred on January 1, 2004.
(m) Foreign Currency Translation
     The Company translates the statements of financial condition of KBWL at the exchange rates in effect at the end of the period. The consolidated statements of income are translated at the average rates of exchange during the year. The resulting translation adjustments of KBWL are recorded directly to accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.
(n) Contributions
     Contributions are recorded when the conditions on which they depend are substantially met in accordance with SFAS No. 116, Accounting For Contributions Received and Contributions Made.
(o) Reclassifications
     Certain amounts from prior years have been reclassified to conform to the current year presentation. The Company made certain immaterial prior period reclassifications relating to the tax impact on currency translation adjustments. In connection with the adoption of SFAS No. 157 in the first quarter of 2007, the Company reclassified “Securities not readily marketable, at fair value” to “Financial instruments owned, at fair value” and reclassified “Net gain on investments” to “Principal transactions, net”.
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
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as listed equities. Additionally, this category also includes U.S. Government and agency securities for which the Company typically receives independent external valuation information.
     Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade pooled trust preferred securities primarily backed by banks and insurance companies, and certain restricted stock.
     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are certain corporate and other debt, including certain collateralized debt obligations (“CDO”) primarily backed by banks and insurance companies and trust preferred securities held for PreTSL™ securitizations, private equity securities and limited and general partnership interests.
     In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
Assets at Fair Value as of December 31, 2007

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$76,581	$2,741	$23,541	$102,863
Corporate and other debt	—	$131,052	$93,760	$224,812
Other Investments	—	—	54,515	54,515

Total non derivative trading assets	76,581	133,793	171,816	382,190
Derivative financial instruments	103	—	—	103

Total Assets at Fair Value	$76,684	$133,793	$171,816	$382,293

Liabilities at Fair Value as of December 31, 2007

	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Equities	$47,983	$—	$—	$47,983
Corporate and other debt	—	5,000	—	5,000
U.S. Government and agency securities	23,780	—	—	23,780

Total non derivative trading liabilities	71,763	5,000	—	76,763
Derivative financial instruments	78	—	—	78

Total financial instruments sold, not yet purchased	$71,841	$5,000	$—	$76,841

     The non-derivative trading assets category includes securities such as listed equities, U.S. Treasuries, other U.S. Government and agency securities, corporate and other debt, limited and general partnership interests and private equity securities. They are reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the consolidated statements of financial condition.
     The derivative financial instruments are reported on a gross basis by level. The Company’s derivative activities included in financial instruments owned and financial instruments sold, not yet purchased consist of writing and purchasing listed equity options. The fair value of the individual derivative contracts were reported gross in their respective levels based on the fair value hierarchy.
     The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2007:

						Changes in unrealized
		Total gains				gains and (losses)
	Balance as of	and (losses)		Transfers	Balance as of	included in earnings
	December 31,	(realized and	Purchases/	in/(out) of Level	December 31,	related to assets still
	2006	unrealized)	(sales), net	3	2007	held at reporting date
Non-derivative trading assets	$56,227	($2,388)	$23,832	$94,145	$171,816	$1,814

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
     Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in principal transactions, net in the accompanying consolidated statements of income. Additionally, the change in the unrealized gains and losses were often offset by realized gains and losses during the period.
     Purchases/sales represent the net amount of Level 3 assets that were either purchased or sold during the period. The amounts were recorded at their end of period fair values.
     Net transfers in/out of Level 3 represent existing financial assets that were previously categorized at a higher level. Transfers into or out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. Transfers are reported at their fair value as of the beginning of the month in which such changes in the fair value inputs occurs. During the fourth quarter of 2007 significant transfers into Level 3 resulted from the significant widening of credit spreads and lack of liquidity in certain debt markets. The fourth quarter Level 3 transfers substantially were trust preferred and other capital securities issued primarily by banks and insurance companies held for securitization and certain CDO securities backed by such securities. There were no other CDO securities, including those collateralized by mortgage loans, held in any period presented herein.
     The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in principal transactions, net in the accompanying consolidated statements of income. The change in unrealized gains and losses were often offset, at least in part, by realized gains and losses during the period.
(4) Short-Term Borrowings
     The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the years ended December 31, 2007 and 2006 were $43,886 and $54,500, respectively. Secured short-term borrowings were $65,099 at the rate in effect of 3.81% as of December 31, 2007, and $28,500 at the rate in effect of 5.92% as of December 31, 2006, respectively. Included in financial instruments owned as of December 31, 2007 and 2006 were $83,750 and $38,000, respectively, of corporate bonds in which the lender has a security interest in connection with short-term borrowings.
(5) Commitments and Contingencies
(a) Leases
     The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2008 and 2016. Such agreements contain escalation clauses and provide that certain operating costs be paid by the Company in addition to the minimum rentals. As part of a lease agreement the Company provided a letter of credit in the amount of $3,698.

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
     Future minimum lease payments as of December 31, 2007 are as follows:

Lease payments
Year:
2008	$12,376
2009	14,312
2010	14,157
2011	14,083
2012	14,490
Thereafter	50,236

Total	$119,654

     Rent expense for the years ended December 31, 2007, 2006 and 2005 aggregated $11,238, $11,510 and $11,234, respectively.
(b) Litigation
     In the ordinary course of business, the Company may be a defendant or codefendant in legal actions. At December 31, 2007, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.
(c) Limited Partnership Commitments
     As of December 31, 2007, the Company had approximately $44,261, including $11,113 from an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.
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

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
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
(b) Derivative Financial Instruments
     The Company’s derivative activities consist of writing and purchasing listed equity options and futures on interest rate and currency products for trading purposes and are included in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value in the accompanying consolidated statements of financial condition. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.
     In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional contract amounts, which are not included on the consolidated statements of financial condition, are used as a basis to calculate contractual cash flows to be exchanged and generally are not actually paid or received.
     A summary of the Company’s listed options and futures contracts is as follows:

	Current		End of
	notional	Average fair	period fair
	value	value	value
December 31, 2007:
Purchased options	$1,100	$101	$103
Written options	$2,600	$100	$78
Short futures contracts	$3,923	$—	$—

December 31, 2006:
Purchased options	$500	$92	$160
Written options	$400	$87	$5
Short futures contracts	$2,375	$—	$—
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

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
impacted by factors that affect this industry such as volatile equity and credit markets and actions of regulatory authorities.
(8) Notes Receivable from Stockholders
     Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. Loans are payable in annual installments and bear interest between 2.7 % and 5.0 % per annum.
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
(10) Securitization Activities
     The Company has transactional activities with trusts relating to its structured finance products known as PreTSLs™. PreTSLs™ are collateralized debt obligations that are typically backed by a combination of capital securities issued by banks and insurance companies. The Company’s primary role as it relates to its PreTSL™ product is to act as structuring and placement agent, broker and market maker. Fees associated with securitizations are reflected in investment banking in the accompanying consolidated statements of income. The Company may temporarily warehouse securities and occasionally sells capital securities to the trusts, generally at par. The Company does not maintain effective control over these assets upon sale to the trusts. The Company sold $150,500 and $318,500 of capital securities to trusts during 2007 and 2006, respectively. The aggregate amount with respect to these structured transactions in which the Company participated in was in excess of $2,600,000 and $4,899,000 during 2007 and 2006, respectively.
(11) Non-Monetary Transaction
     The Company received cash and warrants exercisable in common stock as advisory fees in connection with the closing of a private placement transaction. The warrants received were measured at fair value on the closing date of the transaction. The Company recorded investment banking revenues of $6,518 as a result of this non-monetary transaction for the year ended December 31, 2007. Shortly after the closing of the private placement transaction, the Company exercised these warrants and received common stock.
(12) Stock-Based Compensation
     At December 31, 2007, the Company had two types of stock-based compensation arrangements: the 2006 Equity Incentive Plan (the “Plan”) and restricted stock units (“RSUs”).
     2006 Equity Incentive Plan: The Plan permits the granting of up to 6,150,000 shares of common stock. Restricted stock awards (“RSAs”) have been granted under the Plan, primarily in connection with the Company’s regular compensation and hiring process and its IPO in 2006. Each RSA is one actual share of common stock issued at no cost to the participant and is restricted. RSAs generally vest ratably

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
over a three or four year period from the grant date. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment or retirement. There have been no modifications in terms with respect to RSAs granted.
     The following tables set forth activity and related weighted average grant date fair value of the Company’s RSAs awarded under the Plan as of December 31, 2007:

		Weighted Average
	Year Ended	Grant Date Fair
	December 31, 2007	Value
Restricted stock awards:
Balance, beginning of year	2,592,100	$21.00
Grants	626,393	$31.10
Forfeited	(144,643)	$21.66
Vested	(50,025)	$31.26

Balance, end of year	3,023,825	$22.89

	Year Ended December 31,
	2007	2006	2005
Restricted stock awards:
Balance, beginning of year	2,592,100	—	—
Grants	626,393	2,592,200	—
Forfeited	(144,643)	(100)	—
Vested	(50,025)	—	—

Balance, end of year	3,023,825	2,592,100

     During 2007 and 2006, the Company granted 626,393 and 2,592,200, respectively, of RSAs at a total fair value of $19,481 and $54,436, respectively. No RSAs were granted in 2005. The total fair value of RSAs vested in 2007 was $1,564. No RSAs vested prior to 2007.
     Compensation expense equivalent to the grant date fair value per share is recognized by the Company over the requisite service period, which is generally the vesting period. Compensation expense recognized related to the granting of RSAs for the years ended December 31, 2007 and 2006 was $20,135 and $1,882, respectively.
Restricted Stock Units: Prior to the adoption of the Plan, RSUs were authorized and granted pursuant to commitments made in connection with employment of certain employees. Each RSU represents the right to receive one share of common stock at no cost to the employee and generally vests ratably over a three-year period from the grant date. Vesting would accelerate on a change in control, death or permanent disability. Upon vesting, RSUs can be converted into common stock unless conversion is deferred by the employee. Unvested RSUs are subject to forfeiture upon termination of employment. There have been no modifications in terms with respect to RSUs granted.
The following tables set forth activity relating to the Company’s RSUs s of December 31, 2007:

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)

	Year Ended		Weighted Average
	December 31, 2007		Grant Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units:
Balance, beginning of year	109,693	1,439,855	$10.32	$6.76
Vested	(105,995)	105,995	10.33	10.33
Converted and redeemed	—	(113,219)	—	9.52

Balance, end of year *	3,698	1,432,631	$9.98	$6.80

*	The balance of RSU’s with respect to future service required at December 31, 2007 will vest in 2008.

	Year Ended December 31,
	2007	2006	2005
Restricted stock units:
Balance, beginning of year	1,549,548	1,751,003	1,751,003
Grants	—	3,698	—
Forfeited	—	—	—
Converted and redeemed	(113,219)	(205,153)	—

Balance, end of year	1,436,329	1,549,548	1,751,003

     RSUs were not granted in 2007 and 2005. During 2006, the Company granted 3,698 of RSUs at a total fair value of $37. The total fair value of RSUs vested in 2007 was $1,095. The fair value of RSUs converted and redeemed in 2007 was $1,078. Compensation expense equivalent to the grant date fair value is recognized by the Company over the requisite service period, which is generally the vesting period. Associated compensation expense recognized was $429, $1,594 and $1,741 for the years ended December 31, 2007, 2006 and 2005, respectively.
     At December 31, 2007, the compensation cost related to the unvested RSUs and RSAs was $10 and $48,766, respectively, which will be recognized in future years, primarily 2008, 2009, and 2010. The weighted average period related to these stock compensation expenses yet to be recognized was 0.6 years for RSUs and 1.9 years for RSAs.
     In order to satisfy the redemption of RSUs and the delivery of RSAs, the Company may issue shares from previously un-issued shares.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $1,202 and $363 related to share-based compensation in cash flows from financing activities in 2007 and 2006, respectively.
(13) Employee Profit-Sharing and Retirement Plan
     The Company has a defined contribution profit-sharing and retirement plan (the “Retirement Plan”) covering employees who meet certain eligibility requirements. Contributions are generally funded

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
annually. The Company’s profit sharing contribution to the Retirement Plan, which is voluntary, was $2,941, $5,038 and $4,392, in 2007, 2006 and 2005, respectively, and is included in compensation and benefits expense in the accompanying consolidated statements of income. The Retirement Plan also contains a 401(k) portion covering substantially all employees. Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) portion. The Company’s contribution to the 401(k) portion of the Retirement Plan is determined based on three percent of employees’ total compensation. The 401(k) portion expense, which is included in employee compensation and benefits expense in the accompanying consolidated statements of income, was $2,196, $1,869 and $1,343, for the years ended December 31, 2007, 2006 and 2005, respectively.
(14) Earnings Per Share
     The computations of basic and diluted earnings per share are set forth below:

	Years Ended December 31,
	2007	2006	2005

Numerator for basic and diluted EPS — net income (Note 9)	$27,292	$53,284	$17,407

Denominator for EPS — weighted average number of common shares outstanding:
Basic	30,654,058	27,512,023	27,194,404
Effect of dilutive securities — restricted stock	907,693	53,430	20,597

Diluted	31,561,751	27,565,453	27,215,001

Earnings per common share:
Basic	$0.89	$1.94	$0.64
Diluted	$0.86	$1.93	$0.64

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
(15) Income Taxes
     Income taxes included in the consolidated statements of income represent the following:

	Current	Deferred	Total
Year ended December 31, 2007
U.S. Federal	$22,359	$(6,909)	$15,450
State and Local	8,475	(2,505)	5,970
Non-U.S.	1,404	(711)	693

	$32,238	$(10,125)	$22,113

Year ended December 31, 2006
U.S. Federal	$26,400	$590	$26,990
State and Local	10,560	260	10,820
Non-U.S.	1,075	(520)	555

	$38,035	$330	$38,365

Year ended December 31, 2005
U.S. Federal	$10,633	$(1,646)	$8,987
State and Local	5,019	(731)	4,288
Non-U.S.	928	(468)	460

	$16,580	$(2,845)	$13,735

     The difference between the statutory federal tax rate of 35% and the effective tax rate is summarized below:

	2007		2006		2005
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
Computed “expected” tax provision	$17,292	35.0%	$32,077	35.0%	$10,900	35.0%
Non-U.S. tax rate differential	(70)	(0.1)	(80)	(0.1)	(66)	(0.2)
State and local taxes, net of related Federal income tax benefit	3,881	7.9	7,033	7.7	2,796	9.0
Permanent differences	1,010	2.0	(665)	(0.7)	105	0.3

	$22,113	44.8%	$38,365	41.9%	$13,735	44.1%

     The provision for income taxes resulted in effective tax rates of 44.8%, 41.9% and 44.1% for 2007, 2006 and 2005, respectively. The increase in the effective rate in 2007 compared to 2006 was primarily due to a reduction in the level of pre-tax earnings which increased the impact of certain permanent differences. The decrease in the effective rate from 2006 compared to 2005 was due to a relative reduction in state and local tax expense.
     Income tax benefits related to employee stock compensation plans of $1,202, $363 and $31 in 2007, 2006 and 2005, respectively, were allocated to additional paid-in capital.

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
     Deferred income taxes are provided for the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Net deferred tax assets are included in other assets in the consolidated statement of financial condition.
     The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Employee compensation and benefits	$13,257	$5,768
Legal contingencies	298	484
Other	158	—

Total deferred tax assets	13,713	6,252

Deferred tax liabilities:
Accumulated depreciation and amortization of furniture, equipment and leasehold improvements	(849)	(1,561)
Financial instruments owned, at fair value	(1,818)	(3,785)

Total deferred tax liabilities	(2,667)	(5,346)

Net deferred tax assets	$11,046	$906

     The Company has permanently reinvested earnings in its foreign subsidiary. At December 31, 2007, $2,651 of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of approximately $189 would become payable if such income were to be repatriated.
     Management believes that realization of the deferred tax assets is more likely than not based on the reversal of temporary differences and anticipated future taxable income. There are no valuation allowances recorded against deferred tax assets at December 31, 2007 and 2006.
     Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption.
     The Company had unrecognized tax benefits including interest of approximately $5,801 as of January 1, 2007 and approximately $6,492 as of December 31, 2007, all of which, if recognized, would affect the rate. It is unlikely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The unrecognized tax benefits consist of the following components.

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)

Amount
Balance as of January 1, 2007	$5,801
Additions based upon current year tax positions	644
Additions for prior years tax positions	334
Reductions for prior years tax positions	(65)
Settlements	(222)

Balance as of December 31, 2007	$6,492

     The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48. The total amount of interest related to tax uncertainties recognized in the statement of income for the period ended December 31, 2007 was $333. The total amount of accrued interest related to uncertain tax positions is $508 as of January 1, 2007 and $841 as of December 31, 2007 and is included in total unrecognized tax benefits described above.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.
     For federal tax purposes, years beginning after 2004 are still open to examination. For state and local tax purposes, years beginning after 2003 are still open to examination in all state and local jurisdictions, except New York State. The New York State return is currently under exam for the 2002-2004 tax years. The Company believes that it is reasonably possible that this examination will be settled by 2009. Further, it is not anticipated that the unrecognized tax benefits will significantly change over the next twelve months.
(16) Industry Segment Data
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
(17) Recent Accounting Developments
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company will adopt SFAS No. 159 on January 1, 2008 and does not expect the adoption to have a material impact on the consolidated financial statements.

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)
(18) Net Capital Requirement
     Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $9,382 as of December 31, 2007. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

December 31, 2007
Net Capital	$100,302
Excess net capital	$90,920
     KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of December 31, 2007, KBWL was in compliance with its local capital adequacy requirements. At December 31, 2007, KBWL’s financial resources of approximately $40,400 exceeded the financial resources requirement by approximately $33,000.
(19) Selected Quarterly Financial Information (Unaudited)
     The following tables summarize the quarterly statements of income for the years ended December 31, 2007 and 2006:
2007

	First	Second	Third	Fourth
Revenues	$101,279	$119,752	$101,135	$105,362
Net Income	$7,720	$10,395	$5,535	$3,642

Earnings per share (*):
Basic	$0.25	$0.34	$0.18	$0.12
Diluted	$0.24	$0.33	$0.18	$0.11

Average shares outstanding:
Basic	30,640,736	30,603,734	30,665,945	30,704,979
Diluted	31,525,629	31,543,189	31,546,276	31,734,882
2006

	First	Second	Third	Fourth
Revenues	$101,438	$91,708	$93,212	$120,229
Net Income	$10,156	$8,394	$9,310	$25,424

Earnings per share (*):
Basic	$0.37	$0.31	$0.35	$0.88
Diluted	$0.37	$0.31	$0.35	$0.87

Average shares outstanding:
Basic	27,386,872	26,917,398	26,749,483	28,991,535
Diluted	27,412,199	26,917,398	26,749,483	29,363,999

KBW, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share information)

*	Summation of the quarters’ earnings per share may not equal the annual amounts due to the averaging effect of the number of shares outstanding throughout each respective year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
     Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are contained in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B.	Other Information.
     None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this Form 10-K:
     1. Consolidated Financial Statements
     The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 55 through 77 herein.
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
Date: February 27, 2008

KBW, INC.
By:	/s/ John G. Duffy
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.
Date: February 27, 2008

Signature	Title

/s/ John G. Duffy John G. Duffy	Director, Chairman and Chief Executive Officer (principal executive officer)

/s/ Robert Giambrone Robert Giambrone	Chief Financial Officer (principal financial and accounting officer)

/s/ Andrew M. Senchak Andrew M. Senchak	Director

/s/ Thomas B. Michaud Thomas B. Michaud	Director

/s/ Daniel M. Healy Daniel M. Healy	Director

/s/ Christopher M. Condron Christopher M. Condron	Director

/s/ James K.Schmidt James K. Schmidt	Director

/s/ Michael J. Zimmerman Michael J. Zimmerman	Director

EXHIBIT INDEX

3 .1	Second Amended and Restated Certificate of Incorporation of KBW, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2007 filed on November 13, 2007).

3.2	Amended and Restated Bylaws of KBW, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

4.1	Specimen Common Stock Certificate of KBW, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

4.2	Second Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.1†	KBW, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.2	Fully Disclosed Clearing Agreement, dated as of October 22, 1992, between Pershing LLC and Keefe, Bruyette & Woods, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.3	Fully Disclosed Clearing Agreement, dated as of February 28, 2005, between Fortis Securities LLC and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.4	Agreement of Lease, dated November 12, 2002, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.5	First Amendment to Lease, dated September 6, 2003, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.6	Second Amendment to Lease, dated September 6, 2004, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.7†	KBW, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.8†	Form of Restricted Stock Award Agreement for Awards under the 2006 Equity Incentive Plan in connection with the IPO (incorporated by reference to Exhibit 10.8 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2006, filed on March 30, 2007).

10.9	Form of Restricted Stock Award Agreement for February 2007 awards under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2006, filed on March 30, 2007).

10.10*†	Form of Restricted Stock Award Agreement for February 2008 awards under the 2006 Equity Incentive Plan.

E-1

10.11†	Employment Agreement with John G. Duffy (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report with respect to the quarter ended September 30, 2006 on Form 10-Q filed on December 15, 2006).

10.12†	Employment Agreement with Thomas B. Michaud (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report with respect to the quarter ended September 30, 2006 on Form 10-Q filed on December 15, 2006).

10.13†	Employment Agreement with Andrew M. Senchak (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report with respect to the quarter ended September 30, 2006 on Form 10-Q filed on December 15, 2006).

10.14	Sublease between Keefe, Bruyette & Woods, Inc. and National Financial Partners Corp., dated as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 7, 2007).

10.15*†	Change in Control Agreement with Robert Giambrone, dated February 1, 2008.

10.16*†	Change in Control Agreement with Mitchell B. Kleinman, dated February 1, 2008.

11	Statement regarding computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 14 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section(b)(11) of Item 601 of Regulation S-K).

21.1	List of Subsidiaries of KBW, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on August 11, 2006).

23.1*	Consent of KPMG LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory arrangement

*	Filed herewith

E-2