Form 10-Q
period 2008-03-31
KBW, INC.
filed 2008-05-07
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2008 was 29,454,362.

AVAILABLE INFORMATION
     KBW, Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.
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
     We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers, and (iv) charters of each of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format. These documents are also available in print free of charge to any person who requests them by writing or telephoning: KBW, Inc., Office of the Corporate Secretary, 787 Seventh Avenue, 4th Floor, New York, New York, 10019, U.S.A., telephone number (212) 887-7777. These documents, as well as the information on our website, are not a part of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS
Cash and cash equivalents	$152,189	$194,358
Financial instruments owned, at fair value:
Equities	94,153	102,966
Corporate and other debt	187,128	224,812
Other investments	51,957	54,515

	333,238	382,293

Securities purchased under resale agreements	8,745	23,846
Receivables from clearing brokers	93,814	191,234
Accounts receivable	25,430	21,196
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $20,418 in 2008 and $19,259 in 2007	18,986	19,801
Other assets	39,419	31,722

Total assets	$671,821	$864,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under repurchase agreements	$58,856	$94,784
Short-term borrowings	61,079	65,099
Financial instruments sold, not yet purchased, at fair value:
Equities	47,704	48,061
Corporate and other debt	1,847	5,000
U.S. Government and agency securities	—	23,780

	49,551	76,841

Accounts payable, accrued expenses, and other liabilities	40,088	172,263
Income taxes payable	7,893	7,037

Total liabilities	217,467	416,024

Stockholders’ equity:
Preferred stock	—	—
Common stock	295	293
Paid-in capital	124,469	114,014
Retained earnings	329,869	337,368
Notes receivable from stockholders	(2,260)	(5,254)
Accumulated other comprehensive income	1,981	2,005

Total stockholders’ equity	454,354	448,426

Total liabilities and stockholders’ equity	$671,821	$864,450

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Investment banking	$43,087	$46,637
Commissions	52,766	36,771
Principal transactions, net	(30,100)	8,198
Interest and dividend income	8,092	8,562
Investment advisory fees	306	376
Other	701	735

Total revenues	74,852	101,279

Expenses:
Compensation and benefits	59,933	60,768
Occupancy and equipment	4,743	4,582
Communications and data processing	6,423	5,121
Brokerage and clearance	7,153	5,682
Interest	2,068	2,557
Business development	3,789	3,677
Other	4,180	5,116

Total expenses	88,289	87,503

(Loss) / income before income tax (benefit) /expense	(13,437)	13,776
Income tax (benefit) / expense	(5,938)	6,056

Net (loss) / income	$(7,499)	$7,720

Earnings per common share:
Basic	$(0.24)	$0.25
Diluted	$(0.24)	$0.24
Weighted average number of common shares outstanding:
Basic	30,735,039	30,640,736
Diluted	30,735,039	31,525,629
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share information)
(unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income/(Loss)	Equity
Balance at December 31, 2007	$—	$293	$114,014	$337,368	$(5,254)	$2,005	$448,426
Net loss	—	—	—	(7,499)	—	—	(7,499)
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(24)	(24)

Total comprehensive income							440,903

Amortization of stock-based compensation	—	—	13,190	—	—	—	13,190
Purchase of 114,545 shares of common stock	—	(1)	(2,845)	—	35	—	(2,811)
Issuance of 279,894 shares of common stock	—	3	6,936	—	—	—	6,939
Restricted stock units converted	—	—	(779)	—	—	—	(779)
Stock-based awards vested	—	—	(6,160)	—	—	—	(6,160)
Excess net tax benefit related to stock-based awards	—	—	113	—	—	—	113
Repayment of notes receivable from stockholders	—	—	—	—	2,959	—	2,959

Balance at March 31, 2008	$—	$295	$124,469	$329,869	$(2,260)	$1,981	$454,354

     Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
March 31, 2008	$0.01	10,000,000	—	—
December 31, 2007	$0.01	10,000,000	—	—
     Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued (1)	Outstanding (1)
March 31, 2008	$0.01	140,000,000	29,454,362	29,454,362
December 31, 2007	$0.01	140,000,000	29,289,013	29,289,013

(1)	These share amounts exclude legally vested restricted stock units.
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net (loss) / income	$(7,499)	$7,720
Adjustments to reconcile net (loss) / income to net cash (used in) provided by operating activities:
Amortization of stock-based compensation	13,190	6,231
Depreciation and amortization	1,158	1,297
Deferred income tax benefit	(4,000)	(2,107)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	49,055	(194,481)
Securities purchased under resale agreements	15,101	(780)
Receivables from clearing brokers	97,420	113,302
Accounts receivable	(4,234)	6,663
Other assets	(3,697)	(962)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(27,290)	27,369
Securities sold under repurchase agreements	(35,928)	178,721
Short-term borrowings	(4,020)	(24,517)
Accounts payable, accrued expenses and other liabilities	(132,175)	(110,505)
Income taxes payable	856	(5,630)

Net cash (used in) provided by operating activities	(42,063)	2,321

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(343)	(214)

Net cash used in investing activities	(343)	(214)

Cash flows from financing activities:
Purchases of shares of common stock	(2,811)	—
Excess net tax benefit related to stock-based awards	113	220
Repayment of notes receivable from stockholders	2,959	3,202

Net cash provided by financing activities	261	3,422

Currency adjustment:
Effect of exchange rate changes on cash	(24)	92

Net (decrease) increase in cash and cash equivalents	(42,169)	5,621
Cash and cash equivalents at the beginning of the period	194,358	165,647

Cash and cash equivalents at the end of the period	$152,189	$171,268

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$531	$15,510
Interest	$2,668	$1,913
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per share information)
(1) Organization and Basis of Presentation
     The consolidated financial statements include the accounts of KBW, Inc. and its consolidated subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management, Inc. (“KBWAM”), KBW Ventures, Inc. (“Ventures”) and FIG Acquisition Corp. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, SWX Europe and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors, including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has clearing arrangements with Pershing LLC and Fortis Securities LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.
     These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007 included in its Annual Report on Form 10-K filed with the SEC. These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its consolidated subsidiaries. All inter-company transactions and balances have been eliminated.
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
(d) Fair Value of Financial Instruments
     The Company elected to early adopt SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), as of January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of SFAS No. 157.
     Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments for which there are no current quoted market prices are discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of operations.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
Financial assets and financial liabilities carried at contract amounts include receivables from clearing brokers, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.
     The Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), as of January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applies the fair value option for certain eligible instruments, including certain private equity securities and limited partnership interests. Generally, the carrying values of these securities have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events (e.g. secondary offerings) occurring in the marketplace or quoted market prices. The Company’s partnership interests are generally recorded at fair value, which may consider information provided by general partners. These instruments had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159. Therefore, there was no transaction adjustment recorded to opening retained earnings related to these investments.
(e) Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
     Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. The liabilities and assets that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold or purchased, respectively. It is the policy of the Company to obtain possession of collateral or deliver collateral, as the case may be, with a market value equal to or in excess of the principal amount of these transactions. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.
     The market value of collateral accepted by the Company under resale agreements was $8,405 and $23,795 at March 31, 2008 and December 31, 2007, respectively, substantially all of which has been sold or re-pledged. The resale agreements have subsequently been closed out at their contract values.
(f) Receivables From and Payable to Clearing Brokers
     Receivables from and payable to clearing brokers include proceeds from securities sold, including financial instruments sold not yet purchased, commissions related to securities transactions, margin loans and related interest and deposits with clearing brokers. Proceeds related to financial instruments sold, not yet purchased may be restricted until the securities are purchased.
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
•	Underwriting revenues are recognized on trade date, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates the Company’s share of transaction-related expenses incurred by the syndicate, and the Company recognizes revenue net of such expense. On final settlement, the Company adjusts these amounts to reflect the actual transaction-related expenses and resulting underwriting fee.

•	Strategic advisory revenues are recorded when the transactions or the services to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

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
   Principal transactions
     Financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value are recorded on a trade-date basis with realized and unrealized gains and losses reflected in principal transactions, net in the consolidated statements of operations.
   Interest and dividend income
     The Company recognizes contractual interest on financial instruments owned at fair value on an accrual basis as a component of interest and dividend income.
(i) Securitization Activities
     The Company has transactional activities with trusts established for its structured finance products. The Company may temporarily warehouse securities and may occasionally sell capital securities to these trusts. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, the Company recognizes such transfers of these warehouse securities as sales, provided control has been relinquished. Control is considered to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (in which case true-sale opinions are obtained), (ii) the transferee has the right to pledge or exchange the assets received, and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset).
(j) Stock-Based Compensation
     Stock-based compensation is measured at fair value on the date of grant and amortized to compensation expense over the requisite service period, net of estimated forfeitures. Stock-based awards that do not require future service (i.e., vested awards, including awards granted to retirement eligible employees) are expensed immediately on the date of grant.
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
     As of January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(l) Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average number of common shares. The weighted average number of common shares outstanding include restricted stock units (“RSUs”) for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, give effect to dilutive potential common shares related to Company stock compensation plans.
(m) Foreign Currency Translation
     The Company translates the statements of financial condition of KBWL at the exchange rates in effect as of the end of each reporting period. The consolidated statements of operations are translated at the average rates of exchange during the period. The resulting translation adjustments of KBWL are recorded directly to accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.
(n) Reclassifications
     Certain amounts from prior years have been reclassified to conform to the current year presentation. The Company made certain immaterial prior period reclassifications within the consolidated statements of cash flows relating to the tax impact on currency translation adjustments.
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
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the information set forth below according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices, such as listed equities. This category also includes U.S. Government and agency securities for which the Company typically receives independent external valuation information.
     Level 2 includes those financial instruments that are valued using models or other valuation methodologies calibrated to observable market inputs. These models are primarily industry-standard models that consider various assumptions, including discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade pooled trust preferred securities primarily collateralized by banks and insurance companies, as well as certain restricted stock.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources. Included in this category are certain corporate and other debt, including certain collateralized debt obligations primarily collateralized by banks and insurance companies and trust preferred securities held for PreTSL™ securitizations, private equity securities and limited and general partnership interests.
     In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.
Assets at Fair Value as of March 31, 2008

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$64,833	$9,787	$17,843	$92,463
Corporate and other debt	—	90,683	96,445	187,128
Other investments	—	—	51,957	51,957

Total non-derivative trading assets	64,833	100,470	166,245	331,548
Derivative financial instruments	1,690	—	—	1,690

Total financial instruments owned	$66,523	$100,470	$166,245	$333,238

Liabilities at Fair Value as of March 31, 2008

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$46,966	$—	$—	$46,966
Corporate and other debt	—	1,847	—	1,847

Total non-derivative trading liabiilties	46,966	1,847	—	48,813
Derivative financial instruments	738	—	—	738

Total financial instruments sold, not yet purchased	$47,704	$1,847	$—	$49,551

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
Assets at Fair Value as of December 31, 2007

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$76,581	$2,741	$23,541	$102,863
Corporate and other debt	—	131,052	93,760	224,812
Other Investments	—	—	54,515	54,515

Total non-derivative trading assets	76,581	133,793	171,816	382,190
Derivative financial instruments	103	—	—	103

Total financial instruments owned	$76,684	$133,793	$171,816	$382,293

Liabilities at Fair Value as of December 31, 2007

	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Equities	$47,983	$—	$—	$47,983
Corporate and other debt	—	5,000	—	5,000
U.S. Government and agency securities	23,780	—	—	23,780

Total non-derivative trading liabilities	71,763	5,000	—	76,763
Derivative financial instruments	78	—	—	78

Total financial instruments sold, not yet purchased	$71,841	$5,000	$—	$76,841

     The non-derivative trading assets/liabilities categories include financial instruments such as listed equities, U.S. Treasuries, other U.S. Government and agency securities, corporate and other debt, limited and general partnership interests and private equity securities. They are reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the Company’s consolidated statements of financial condition.
     The derivative financial instruments are reported on a gross basis by level. The Company’s derivative activities included in financial instruments owned and financial instruments sold, not yet purchased consist of writing and purchasing listed equity options. The fair value of these individual derivative contracts were reported gross in their respective levels based on the fair value hierarchy.
     The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (level 3) for the three months ended March 31, 2008:
Level 3 Financial Assets

Changes in
unrealized gains
and (losses)
included in
		Total gains and				earnings related to
	Balance as of	(losses) (realized	Purchases/(sales),	Transfers out of	Balance as of March	assets still held
	December 31, 2007	and unrealized)	net	Level 3	31, 2008	at reporting date
Non-derivative trading assets	$171,816	($10,758)	$11,288	($6,101)	$166,245	($13,212)
     Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in principal transactions, net in the accompanying consolidated statements of operations. Additionally, the change in the unrealized gains and losses are often offset by realized gains and losses during the period.
     Purchases/sales represent the net amount of Level 3 assets that were either purchased or sold during the period. The amounts were recorded at their end of period fair values.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     Transfers out of Level 3 represent existing financial assets that were previously categorized at a higher level. Transfers into or out of Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. Transfers are reported at their fair value as of the beginning of the month in which such changes in the fair value inputs occurs.
     The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in principal transactions, net in the accompanying consolidated statements of operations. The change in unrealized gains and losses were often offset, at least in part, by realized gains and losses during the period.
(4) Short-Term Borrowings
     The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the three months ended March 31, 2008 and for the year ended December 31, 2007 were $73,502 and $43,886, respectively. Secured short-term borrowings was $61,079 at the rate in effect of 3.26% as of March 31, 2008. Secured short-term borrowings was $65,099 at the rate in effect of 3.81% as of December 31, 2007. Included in financial instruments owned as of March 31, 2008 and December 31, 2007 was $88,750 of and $83,750, respectively, of corporate bonds in which the lender has a security interest in connection with short-term borrowings.
(5) Commitments and Contingencies
(a) Leases
     As of March 31, 2008, there were no significant changes in the Company’s lease agreements since December 31, 2007.
(b) Litigation
     In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At March 31, 2008, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves may be adjusted as subsequent information becomes available or upon the occurrence of an event that requires an adjustment.
(c) Limited Partnership Commitments
     As of March 31, 2008, the Company had approximately $34,374, including $11,113 from an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.
(6) Financial Instruments with Off-Balance-Sheet Risk
     In the normal course of its proprietary trading activities, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments, primarily options, contain off-balance-sheet risk to the extent that ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options are conducted through regulated exchanges, which clear and guarantee performance of counterparties.
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
     A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
March 31, 2008:
Purchased options	$15,256	$566	$1,690
Written options	$17,613	$538	$738
Short futures contracts	$1,510	—	—

December 31, 2007:
Purchased options	$1,100	$101	$103
Written options	$2,600	$100	$78
Short futures contracts	$3,923	—	—
(7) Concentrations of Credit Risk
     The Company is engaged in various securities trading and brokerage activities servicing primarily both domestic and foreign institutional investors. Nearly all of the Company’s transactions are executed with and on behalf of institutional investors, including other brokers and dealers, commercial banks, mutual funds, and other financial institutions. The Company’s exposure to credit risk associated with the non-performance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets.
     A substantial portion of the Company’s marketable securities are common stock and debt of financial institutions. The credit and/or market risk associated with these holdings can be directly impacted by factors that affect this industry such as volatile equity and credit markets and actions of regulatory authorities.
(8) Notes Receivable from Stockholders
     Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. Loans are payable in annual installments and bear interest between 3.06% and 5.0% per annum.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(9) Stock-Based Compensation
     At March 31, 2008, the Company had two types of stock-based compensation arrangements: Restricted Stock Units (“RSUs”) and the 2006 Equity Incentive Plan (the “Plan”). There was no significant change to the RSU balance during the first quarter of 2008.
     The Plan permits the granting of up to 6,150,000 shares of common stock. As part of the 2007 year-end performance award process (“2007 Bonus Awards”), the Company granted 1,076,889 restricted stock awards (“RSAs”) under the Plan to certain employees in February 2008. The aggregate fair value of the RSAs granted in connection with the 2007 Bonus Awards in February 2008 was $31,036. This value was based upon the grant date share price of $28.82. RSAs are actual shares of common stock issued to the participant that are restricted. The stock granted in connection with the 2007 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment.
     For 2007 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2007 Bonus Awards, the Company recognizes compensation expense ratably from the grant date to the retirement eligibility date. The Company recorded accelerated non-cash incremental compensation expense of $5,848 in the first quarter of 2008 related to 2007 Bonus Awards granted to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting).
(10) Earnings Per Share
     The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended
	March 31,
	2008	2007
Numerator for basic and diluted EPS-net (loss) / income	$(7,499)	$7,720

Denominator for EPS — weighted average number of common shares outstanding(1):
Basic	30,735,039	30,640,736
Effect of dilutive securities — restricted stock	n/a	884,893

Diluted	30,735,039	31,525,629

Earnings per common share(1):
Basic	$(0.24)	$0.25

Diluted	$(0.24)	$0.24

(1) In accordance with SFAS No. 128, basic and diluted common shares outstanding are equal for the quarter ended March 31, 2008.
(11) Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect as a result of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption. In addition, the following information required by FIN 48 is provided:
•	As of March 31, 2008, the Company’s unrecognized tax benefits, including interest, have not significantly changed since December 31, 2007.

•	Following the adoption of FIN 48, the Company continues to classify interest and penalties, if any, related to tax uncertainties as income tax expenses. As of March 31, 2008, this amount had not significantly changed since December 31, 2007 and was included in the unrecognized tax benefits indicated above.

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
(12) Industry Segment Data
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
(13) Recent Accounting Developments
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company expects to adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to materially affect the Company’s financial condition, results of operations or cash flows.
(14) Net Capital Requirement
     Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $1,951 as of March 31, 2008. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

March 31, 2008
Net Capital	$100,134
Excess	$98,183
     KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of March 31, 2008, KBWL was in compliance with its local capital adequacy requirements. At March 31, 2008, KBWL’s financial resources of approximately $41,000 exceeded the financial resources requirement by approximately $34,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.
Cautionary Statement Regarding Forward Looking Statements
     We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of these markets, the level and shape of the yield curve, political events and regulatory developments and competition. These factors influence our investment banking operations in that such factors affect the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. These business environmental issues are unpredictable and beyond our control, and our revenues and earnings may fluctuate significantly from period to period and the results of any one period should not be considered indicative of future results. See “—Business Environment.”

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
     The overall business environment and conditions in the financial services sector in the first quarter of 2008 reflected the ongoing impact of the deterioration in credit quality for sub-prime loans which began in the second half of 2007, which has continued to spread to the broader credit markets. Such trends have been significant contributing factors to the repricing of credit risks, general widening of credit spreads, lower levels of liquidity and a significant decrease in transparency in pricing for many classes of fixed income securities. In addition, criteria used by rating agencies to assess credit risk have also come under regulatory and governmental scrutiny, which may lead to future revisions to such criteria. Increased volatility across fixed income and equity markets has contributed to reductions in trading revenues and asset valuations for many financial services companies. These trends have combined to put significant downward pressure on credit ratings and equity prices for companies in the financial services sector, which was marked by especially volatile markets and numerous credit downgrades. This weakened credit quality has spread to many areas within the financial services sector, including regional and smaller banks, which serve as our traditional investment banking client base.
     Our investment banking revenues, in the form of financial advisory and debt and equity underwriting and private placement fees, are directly related to the number and size of the transactions in which we participate. Continued market pressures have slowed the pace of new transactions and may have a negative impact on advisory fees from mergers and acquisitions, as a result of uncertainties in valuations related to potential future asset quality and creditworthiness concerns for both targets and acquirors and limitations on access to capital markets to finance such activities. In addition, these uncertainties have significantly limited our ability to launch new PreTSL™ securitizations and may limit the capital markets activities of certain companies or sub-sectors of the financial service industry.
     It is difficult to predict how long these conditions will continue. Despite preliminary signs of improvement in the credit markets during the beginning of the second fiscal quarter, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues.
Results of Operations
     Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     Overview
     Total revenues decreased $26.4 million to $74.9 million for the three months ended March 31, 2008 compared with $101.3 million for the three months ended March 31, 2007. The decrease was primarily due to net losses in principal transactions in 2008 compared to net gains in 2007 totaling $38.3 million and a decrease in investment banking revenues of $3.6 million, partially offset by an increase in commissions revenue of $16.0 million.
     Total expenses were $88.3 for the three months ended March 31, 2008 compared with $87.5 million for the three months ended March 31, 2007. A minimal increase in non-compensation expenses was offset by a slight decrease in compensation and benefits expense.
     We recorded a net loss of $7.5 million, or $0.24 per diluted share, for the three months ended March 31, 2008 compared with net income of $7.7 million, or $0.24 per diluted share for the three months ended March 31, 2007. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net loss was $6.0 million, or $0.20 per diluted share for the three months ended March 31, 2008, compared with net income of $9.5 million, or $0.30 per diluted share for the first quarter of 2007.

See “—Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts. The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2008	2007	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$43,087	$46,637	$(3,550)	(7.6)%
Commissions	52,766	36,771	15,995	43.5
Principal transactions, net	(30,100)	8,198	(38,298)	N/M
Interest and dividend income	8,092	8,562	(470)	(5.5)
Investment advisory fees	306	376	(70)	(18.6)
Other	701	735	(34)	(4.6)

Total revenues	74,852	101,279	(26,427)	(26.1)

Expenses:
Compensation and benefits	59,933	60,768	(835)	(1.4)

Non-compensation expenses:
Occupancy and equipment	4,743	4,582	161	3.5
Communications and data processing	6,423	5,121	1,302	25.4
Brokerage and clearance	7,153	5,682	1,471	25.9
Interest	2,068	2,557	(489)	(19.1)
Business development	3,789	3,677	112	3.0
Other	4,180	5,116	(936)	(18.3)

Non-compensation expenses	28,356	26,735	1,621	6.1

Total expenses	88,289	87,503	786	0.9

(Loss) / income before income tax (benefit) / expense	(13,437)	13,776	(27,213)	N/M
Income tax (benefit) / expense	(5,938)	6,056	(11,994)	N/M

Net (loss) / income	$(7,499)	$7,720	$(15,219)	N/M %

N/M = Not Meaningful

Non-GAAP Financial Measures
     We adopted SFAS No. 123(R), Share-Based Payment, in January 2006, which requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense generally over the service period for awards expected to vest. Such grants are recognized as expenses over the requisite service period, net of estimated forfeitures.
     We reported our compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, net (loss) / income, compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended March 31, 2008 in our April 24, 2008 press release. These non-GAAP amounts exclude the amortization of stock awards to compensation expense associated with the grant of the IPO restricted stock awards to our employees.
     Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the period ended March 31, 2008. Specifically, our management believes that these non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not in the past, and likely will not in the future include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.
     A limitation of utilizing these non-GAAP measures is that the determination of these amounts in accordance with GAAP reflects the underlying financial results of our business. These effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that, with respect to the items set forth in the table below, both our GAAP and respective non-GAAP measures should be considered together.
     The following table reconciles GAAP compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, net (loss) / income, compensation ratio and basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 to these items on a non-GAAP basis for the same respective periods.

(Dollars in thousands, except per share information)
	GAAP	Reconciliation Amount		Non-GAAP
First Quarter 2008:
Compensation and benefits expense	$59,933	$(2,673	)(a)	$57,260

(Loss) / income before income tax benefit	$(13,437)	2,673	(a)	(10,764)
Income tax (benefit) / expense	$(5,938)	$1,181	(b)	$(4,757)

Net (loss) / income	$(7,499)	$1,492	(c)	$(6,007)

Compensation ratio (d)	80.1%			76.5%

Earnings per share (e):
Basic	$(0.24)	$0.04		$(0.20)
Diluted	$(0.24)	$0.04		$(0.20)

Weighted average number of common shares outstanding (e):
Basic	30,735,039	—	(f)	30,735,039
Diluted	30,735,039	—	(f)	30,735,039

	GAAP	Reconciliation Amount		Non-GAAP
First Quarter 2007:
Compensation and benefits expense	$60,768	$(3,227	)(a)	$57,541

Income before income tax expense	$13,776	$3,227	(a)	17,003
Income tax expense	$6,056	$1,420	(b)	$7,476

Net income	$7,720	$1,807	(c)	$9,527

Compensation ratio (d)	60.0%			56.8%

Earnings per share:
Basic	$0.25	$0.06		$0.31
Diluted	$0.24	$0.06		$0.30

Weighted average number of common shares outstanding:
Basic	30,640,736	—	(f)	30,640,736
Diluted	31,525,629	—	(f)	31,525,629

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The first quarter 2008 and 2007 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $74,852 and $101,279, respectively.

(e)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding are equal for the quarter ended March 31, 2008.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
     We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards.

Revenues
     Investment Banking
     Investment banking revenues decreased $3.6 million, or 7.6%, to $43.1 million for the three months ended March 31, 2008 compared with $46.6 million for the three months ended March 31, 2007. Decreases in private placement and underwriting revenues were partially offset by an increase in M&A and advisory fees. Private placement revenues decreased $11.8 million, or 65.6%, in the first quarter of 2008 to $6.2 million compared with $18.0 million for the three months ended March 31, 2007. The decrease in revenue from private placements are substantially due to the absence of a PreTSL™ securitization transaction in the first quarter of 2008 partially offset by other higher private placement fees. Our underwriting revenues decreased $1.1 million, or 7.7%, to $13.1 million in the first quarter of 2008 compared with $14.2 million for the three months ended March 31, 2007. M&A and advisory fees increased $9.4 million, or 65.7%, to $23.7 million in the first quarter of 2008 compared with $14.3 million for the three months ended March 31, 2007.
     Commissions
     Commissions revenues increased $16.0 million, or 43.5%, to $52.8 million for the three months ended March 31, 2008 compared with $36.8 million for the three months ended March 31, 2007, primarily due to increases of $4.0 million, or 26.9%, and $12.0 million, or 54.7%, in commissions revenue related to our European and U.S. equity activities, respectively. This increase was primarily a result of higher volume in equity trading for customers as a result of the especially volatile market for financial services stocks in the first quarter of 2008.
     Principal Transactions, Net
     Principal transactions resulted in net losses of $30.1 million for the three months ended March 31, 2008 compared to net gains of $8.2 million for 2007. The net loss in the first quarter of 2008 is primarily a result of unrealized losses on fixed income securities which are current as to principal and interest payments. Equity market making activity and trading for our own account resulted in net losses of $0.2 million for the three months ended March 31, 2008 compared to net gains of $4.2 million in 2007. Trading in fixed income securities for customers and unrealized losses on fixed income financial instruments owned, including securities held for PreTSL™ securitizations, resulted in net losses of $28.1 million for the three months ended March 31, 2008 compared to net gains of $3.1 million in 2007. Firm investments resulted in net losses of $1.8 million for the three months ended March 31, 2008 compared to net gains of $0.8 million for the first quarter of 2007.
     Interest and Dividend Income
     Interest and dividend income decreased $0.5 million, or 5.5%, to $8.1 million for the three months ended March 31, 2008 compared with $8.6 million for the three months ended March 31, 2007, primarily due to lower holdings of interest-bearing financial instruments and reduced interest rates in the first quarter of 2008 compared with 2007.
     Investment Advisory Fees
     Investment advisory fees decreased slightly to $0.3 million for the three months ended March 31, 2008 compared with $0.4 million for the three months ended March 31, 2007.
     Other
     Other revenues remained unchanged at $0.7 million for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.
Expenses
     Compensation and Benefits
     Compensation and benefits expense decreased $0.8 million, or 1.4%, to $59.9 million for the three months ended March 31, 2008 compared with $60.8 million for the three months ended March 31, 2007. In the first quarter of 2008, compensation expense included $2.7 million related to the non-cash expense resulting from the amortization of the November 2006 IPO restricted stock awards. Also included in the first quarter of 2008 was $7.4 million relating to the amortization of 2007 year-end bonus restricted stock awards granted in February 2008, of which $5.8 million related to accelerated compensation expense associated with grants to employees who were eligible to retire on the grant date or on a date prior to the normal full vested date. Compensation and benefits as a comparative percentage of total revenue after deducting the expenses associated with the IPO restricted stock awards was 76.5% in the first quarter of 2008 compared to 56.8% in the same 2007 period. See “—Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

     Occupancy and Equipment
     Occupancy and equipment expense increased slightly to $4.7 million for the three months ended March 31, 2008 compared with $4.6 million for the three months ended March 31, 2007.
     Communications and Data Processing
     Communications and data processing expense increased $1.3 million, or 25.4%, to $6.4 million for the three months ended March 31, 2008 compared with $5.1 million for the three months ended March 31, 2007, primarily due to higher market data and network communications costs.
     Brokerage and Clearance
     Brokerage and clearance expense increased $1.5 million, or 25.9%, to $7.2 million for the three months ended March 31, 2008 compared with $5.7 million for the three months ended March 31, 2007. This increase was primarily a result of higher volume in equity trading for customers as a result of volatility in the marketplace particularly for financial services stocks.
     Interest
     Interest expense decreased $0.5 million, or 19.1%, to $2.1 million for the three months ended March 31, 2008 compared with $2.6 million for the three months ended March 31, 2007. The decrease is primarily due to lower average balances of securities sold under repurchased agreements in the first quarter of 2008 relative to 2007.
     Business Development
     Business development expense increased slightly to $3.8 million for the three months ended March 31, 2008 compared with $3.7 million for the same 2007 period.
     Other
     Other expense decreased $0.9 million, or 18.3%, to $4.2 million for the three months ended March 31, 2008 compared with $5.1 million for the three months ended March 31, 2007. The decrease was primarily due to lower professional fees in the first quarter of 2008 relative to 2007.
     Income Tax Benefit/Expense
     Income tax benefit was $5.9 million for the year quarter ended March 31, 2008, which resulted in an effective tax rate of 44.2%, compared to an income tax expense of $6.1 million for the quarter ended March 31, 2007, which resulted in an effective tax rate of 44.0%.
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
     Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, as well as the impact of the estimate or assumption on our financial condition or operating performance is material.

     Based on these criteria, we believe the following to be our critical accounting policies:
     Fair Value of Financial Instruments
     We elected to early adopt SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), as of January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions.
     In determining fair value, we use various valuation approaches. A hierarchy (Level 1, Level 2 and Level 3) for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of SFAS No. 157. Our Level 3 assets were $166.2 million as of March 31, 2008. This represented approximately 24% of total assets and approximately 49% of total assets measured at fair value.
     Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered in determining the fair value of financial instruments for which there are no current quoted market prices are discount margins, credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, as well as other measurements. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of operations. Financial assets and financial liabilities carried at contract amounts include receivables from clearing brokers, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements.
     We adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), as of January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. We apply the fair value option for certain eligible instruments, including certain private equity securities and limited partnership interests. Generally, the carrying values of these securities have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events (e.g. secondary offerings) occurring in the marketplace or quoted market prices. Partnership interests are generally recorded at fair value, which may consider information provided by general partners. These instruments had been accounted for at fair value prior to the adoption of SFAS No. 159. Therefore, there was no transaction adjustment recorded to opening retained earnings related to these investments.
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
     As of January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance prescribed by FIN 48.
Contractual Obligations
     As of March 31, 2008, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2007.

Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of March 31, 2008. However, as described in Item 3 — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
     We are a member of various exchanges that trade and clear securities or futures contracts. As a member of these exchanges, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. To mitigate these performance risks, the exchanges often require members to post collateral as well as meet minimum financial standards. While the rules governing different exchange memberships vary, our guarantee obligations generally would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. We have not recorded any contingent liability in our consolidated financial statements for these agreements and currently believe that any potential requirement to make payments under these agreements is remote.
Recently Issued Accounting Standards, Not Yet Adopted
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We expect to adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to materially affect our financial condition, results of operations or cash flows.
Liquidity and Capital Resources
     We are the parent of Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management, Inc. (“KBWAM”), KBW Ventures, Inc. and FIG Acquisition Corp. Dividends and other transfers from our subsidiaries are our primary source of funds to satisfy our capital and liquidity requirements. Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe and KBWL to us. Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers and trade creditors of Keefe, KBWL and KBWAM.
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
     Our operating activities generate cash resulting from net income earned during the period and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in the types of and value of the financial instruments owned on a proprietary basis and shifts in our investment positions in response to changes in our trading strategies or prevailing market conditions.
     We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of March 31, 2008, we had liquid assets of $254.7 million, primarily consisting of cash and cash equivalents, securities purchased under resale agreements and receivables from clearing brokers. We also periodically utilize short- term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL™ product pool formation. On two occasions in the past three years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time period. Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source.
     The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which make up a larger portion of total compensation, are generally paid once a year. Cash bonus payments for a given year are generally paid in February of the following year. We continually monitor our liquidity position and believe our available liquidity will be sufficient to fund our operations over the next twelve months.
     As a registered broker-dealer and member firm of the NYSE, Keefe is subject to the uniform net capital rule of the SEC. We use the basic method permitted by the uniform net capital rule, which generally requires that the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1.

The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We do not expect that these limits will materially impact our ability to meet our current and future obligations.
     At March 31, 2008, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $100.1 million, or $98.2 million in excess of the minimum required net capital.
     KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s financial resources exceeded financial resources requirement by approximately $34.0 million at March 31, 2008.
     The regulatory requirements referred to above restrict our ability to withdraw capital from our regulated subsidiaries, which was approximately $141.6 million as of March 31, 2008.
     Cash Flows
     Three months ended March 31, 2008. Cash decreased $42.2 million during the three months ended March 31, 2008, primarily due to negative cash flows from operating and investing activities, partially offset by cash provided by financing activities.
     Our operating activities used $42.1 million of cash due to a net loss of $7.5 million, adjusted for non-cash revenue and expense items of $10.3 million, and cash used from decreasing operating liabilities of $198.6 million, offset by cash provided from operating assets of $153.6 million. The non-cash items consisted primarily of amortization of stock-based compensation related to restricted stock of $13.2 million, deferred income tax benefits of $4.0 million and depreciation and amortization expense of $1.2 million. Cash used from the decreases in operating liabilities consisted primarily of decreases in accounts payable, accrued expenses and other liabilities of $132.2 million, securities sold under repurchase agreements of $35.9 million, financial instruments sold, not yet purchased, at fair value of $27.3 million and short-term borrowings of $4.0 million. The increase in cash provided by operating assets was primarily attributable to decreases in receivables from clearing broker of $97.4 million, financial instruments owned, at fair value of $49.1 million and securities purchased under resale agreements of $15.1 million.
     We used $0.3 million in our investing activities, primarily in the purchase of fixed assets. Cash from financing activities increased $0.3 million primarily as a result of the repayment of loans we provided to certain employees in connection with their purchase of our common stock.
     Three months ended March 31, 2007. Cash increased $5.6 million during the three months ended March 31, 2007, primarily due to positive cash flows from operating and financing activities, partially offset by cash used in investing activities.
     Our operating activities provided $2.3 million of cash due to net income of $7.7 million, adjusted for non-cash revenue and expense items of $5.4 million, and cash provided from the change in operating liabilities of $65.4 million, offset by a decrease in cash from operating assets of $76.3 million. The non-cash items consisted primarily of deferred income tax benefits of $2.1 million, depreciation and amortization expense of $1.3 million and amortization of stock-based compensation related to restricted stock of $6.2 million. Cash provided from the increase in operating liabilities consisted primarily of an increase in securities sold under repurchase agreements and financial instruments sold, not yet purchased, at fair value of $178.7 million and $27.4 million, respectively, partially offset by decreases in accounts payable, accrued expenses and other liabilities of $110.5 million and short-term borrowings of $24.5 million. The decrease in cash from operating assets was primarily attributable to an increase in receivables from clearing brokers of $113.3 million, partially offset by a decline in financial instruments owned, at fair value of $194.5 million.
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

     In connection with our sales and trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Management monitors risks in its trading activities by establishing and periodically reviewing limits for each trading desk and reviewing daily trading results, inventory aging, securities concentrations and ratings. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters. Activities include price verification procedures, position reconciliations and reviews of transaction bookings. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.
     The following table sets forth our month-end high, low and average long/short financial instruments owned for the three months ended March 31, 2008:

	High	Low	Average
	(dollars in thousands)
Long Value
Equities	$102,941	$73,405	$86,961
Corporate and other debt	$235,444	$187,128	$217,640
Other investments	$54,540	$51,957	$53,693
Short Value
Equities	$48,061	$33,656	$42,572
Corporate and other debt	$7,034	$1,847	$4,460
U.S. Government and agency securities	$23,780	$—	$10,338
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
     Inflation Risk
     Because a significant portion of our assets are relatively liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our combined financial condition and results of operations in certain businesses.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Our businesses, as well as the financial services industry generally, are subject to extensive regulation. From time to time, in the ordinary course of our business, we are involved in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results or cash flows for any particular period, depending upon the operating results for such period.
ITEM 1A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The net offering proceeds to us from our initial public offering in November 2006 were $75.4 million, which amount included the portion of the aggregate underwriters’ discount attributable to Keefe, a lead underwriter of the offering and our wholly-owned subsidiary. We have used approximately $21.0 million of such proceeds to increase the regulatory capitalization of KBWL, our U.K. broker dealer subsidiary, and approximately $19.0 million to support our structured finance products. The remaining proceeds remain invested in a money market fund. It is our expectation that the remaining proceeds will be used for general corporate purposes, including among other things, providing seed capital for new asset management funds, support for our securitization transactions and expansion opportunities for our investment banking and broker dealer businesses.
     The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2008:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)(2)	per Share	Programs	or Programs
January 1, 2008 to January 31, 2008	37,870	$24.48	—	—
February 1, 2008 to February 29, 2008	43,075	$27.34	—	—
March 1, 2008 to March 31, 2008	33,600	$22.05	—	—

Total	114,545	$24.62	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.
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
Date: May 7, 2008

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