Form 10-Q
period 2008-06-30
KBW, INC.
filed 2008-08-08
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes  ☐ No   ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2008 was 33,236,025, including 3,778,967 shares representing unvested restricted stock awards.

AVAILABLE INFORMATION
     KBW, Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.
     We will make available free of charge through our website http://www.kbw.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of our directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
     We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers, and (iv) charters of each of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format. These documents are also available in print free of charge to any person who requests them by writing or telephoning: KBW, Inc., Office of the Corporate Secretary, 787 Seventh Avenue, New York, New York, 10019, U.S.A., telephone number (212) 887-7777. These documents, as well as the information on our website, are not a part of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	June 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Cash and cash equivalents	$165,962	$194,358
Financial instruments owned, at fair value:
Equities	82,236	102,966
Corporate and other debt	139,652	224,812
Other investments	39,254	54,515

	261,142	382,293

Securities purchased under resale agreements	—	23,846
Receivables from clearing brokers	132,539	191,234
Accounts receivable	34,368	21,196
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $21,683 in 2008 and $19,259 in 2007	19,146	19,801
Other assets	46,864	31,722

Total assets	$660,021	$864,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under repurchase agreements	$30,398	$94,784
Short-term borrowings	61,079	65,099
Financial instruments sold, not yet purchased, at fair value:
Equities	35,562	48,061
Corporate and other debt	—	5,000
U.S. Government and agency securities	—	23,780

	35,562	76,841

Accounts payable, accrued expenses, and other liabilities	73,991	172,263
Income taxes payable	8,268	7,037

Total liabilities	209,298	416,024

Stockholders’ equity:
Preferred stock	—	—
Common stock	295	293
Paid-in capital	130,372	114,014
Retained earnings	320,131	337,368
Notes receivable from stockholders	(2,240)	(5,254)
Accumulated other comprehensive income	2,165	2,005

Total stockholders’ equity	450,723	448,426

Total liabilities and stockholders’ equity	$660,021	$864,450

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Investment banking	$47,253	$67,308	$90,340	$113,945
Commissions	45,601	38,629	98,367	75,400
Principal transactions, net	(29,037)	3,610	(59,137)	11,808
Interest and dividend income	6,368	8,665	14,460	17,227
Investment advisory fees	287	445	593	822
Other	699	1,095	1,400	1,830

Total revenues	71,171	119,752	146,023	221,032

Expenses:
Compensation and benefits	57,000	69,456	116,933	130,224
Occupancy and equipment	4,539	4,473	9,282	9,055
Communications and data processing	6,919	6,446	13,342	11,567
Brokerage and clearance	5,887	5,374	13,040	11,056
Interest	1,176	4,105	3,244	6,663
Business development	4,128	3,518	7,917	7,195
Other	6,291	7,790	10,471	12,905

Total expenses	85,940	101,162	174,229	188,665

(Loss) / income before income tax (benefit) /expense	(14,769)	18,590	(28,206)	32,367
Income tax (benefit) / expense	(5,031)	8,195	(10,969)	14,251

Net (loss) / income	$(9,738)	$10,395	$(17,237)	$18,116

Earnings per share:
Basic	$(0.32)	$0.34	$(0.56)	$0.59
Diluted	$(0.32)	$0.33	$(0.56)	$0.57

Weighted average number of common shares outstanding:
Basic	30,800,637	30,603,734	30,767,838	30,622,133
Diluted	30,800,637	31,543,189	30,767,838	31,534,205
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share information)
(unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income	Equity
Balance at December 31, 2007	$—	$293	$114,014	$337,368	$(5,254)	$2,005	$448,426
Net loss	—	—	—	(17,237)	—	—	(17,237)
Other comprehensive income, currency translation adjustment	—	—	—	—	—	160	160

Total comprehensive income							431,349

Amortization of stock-based compensation	—	—	19,102	—	—	—	19,102
Purchase of 115,527 shares of common stock	—	(1)	(2,854)	—	45	—	(2,810)
Issuance of 279,894 shares of common stock	—	3	6,936	—	—	—	6,939
Restricted stock units converted	—	—	(779)	—	—	—	(779)
Stock-based awards vested	—	—	(6,160)	—	—	—	(6,160)
Excess net tax benefit related to stock-based awards	—	—	113	—	—	—	113
Repayment of notes receivable from stockholders	—	—	—	—	2,969	—	2,969

Balance at June 30, 2008	$—	$295	$130,372	$320,131	$(2,240)	$2,165	$450,723

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
June 30, 2008	$0.01	10,000,000	—	—
December 31, 2007	$0.01	10,000,000	—	—
Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(1)	Outstanding(1)
June 30, 2008	$0.01	140,000,000	29,453,380	29,453,380
December 31, 2007	$0.01	140,000,000	29,289,013	29,289,013

(1)	These share amounts exclude legally vested restricted stock units.
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) / income	$(17,237)	$18,116
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Amortization of stock-based compensation	19,102	11,212
Depreciation and amortization	2,413	2,433
Deferred income tax benefit	(8,935)	(5,242)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	121,151	(166,998)
Securities purchased under resale agreements	23,846	(21,469)
Receivables from clearing brokers	58,695	102,830
Accounts receivable	(13,172)	(2,771)
Other assets	(6,207)	(5,192)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(41,279)	14,807
Securities sold under repurchase agreements	(64,386)	119,517
Short-term borrowings	(4,020)	1,500
Accounts payable, accrued expenses and other liabilities	(98,272)	(65,326)
Income taxes payable	1,231	(9,416)

Net cash used in operating activities	(27,070)	(5,999)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(1,758)	(1,228)

Net cash used in investing activities	(1,758)	(1,228)

Cash flows from financing activities:
Purchases of shares of common stock	(2,810)	(1,473)
Excess net tax benefit related to stock-based awards	113	1,281
Repayment of notes receivable from stockholders	2,969	3,327

Net cash provided by financing activities	272	3,135

Currency adjustment:
Effect of exchange rate changes on cash	160	825

Net decrease in cash and cash equivalents	(28,396)	(3,267)
Cash and cash equivalents at the beginning of the period	194,358	165,647

Cash and cash equivalents at the end of the period	$165,962	$162,380

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$531	$30,558
Interest	$4,385	$6,589
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
     Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments for which there are no current quoted market prices are credit spreads, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, assessing the underlying investments, market-based information, such as comparable company transactions, performance multiples and changes in market outlook as well as other measurements. Financial instruments

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), as of January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applies the fair value option for certain eligible instruments, including certain private equity securities and limited partnership interests. Generally, the carrying values of these securities have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. The Company’s partnership interests are generally recorded at fair value, which may consider information provided by general partners. These instruments had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159 in accordance with the AICPA Audit and Accounting Guide — Brokers And Dealers In Securities. Therefore, there was no transaction adjustment recorded to opening retained earnings related to these investments.
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
     The Company did not hold collateral under resale agreements as of June 30, 2008. The market value of collateral accepted by the Company under resale agreements as of December 31, 2007 was $23,795.
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
Interest and dividend income
     The Company recognizes contractual interest and dividends on financial instruments owned at fair value on an accrual basis as a component of interest and dividend income.
     (i) Securitization Activities
     The Company has transactional activities with trusts established for its structured finance products. The Company may temporarily warehouse securities and may occasionally sell capital securities to these trusts. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -a replacement of FASB Statement No. 125, the Company recognizes such transfers of these warehouse securities as sales, provided control has been relinquished. Control is considered to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (in which case true-sale opinions are obtained), (ii) the transferee has the right to pledge or exchange the assets received, and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset).
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
     Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, as well as certain restricted stock.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily the market approach and income approach. The valuation methodologies may utilize significant inputs that are unobservable from objective sources. The Company considers various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including certain CDOs primarily collateralized by banking and insurance company trust preferred and capital securities and bank and insurance company trust preferred and capital securities, private equity securities and limited and general partnership interests. The Company did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.
     In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as level 3.
Assets at Fair Value as of June 30, 2008

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$62,418	$1,981	$17,287	$81,686
Corporate and other debt	—	60,568	79,084	139,652
Other investments	—	—	39,254	39,254

Total non-derivative trading assets	62,418	62,549	135,625	260,592
Derivative financial instruments	550	—	—	550

Total financial instruments owned	$62,968	$62,549	$135,625	$261,142

Liabilities at Fair Value as of June 30, 2008

	Level 1	Level 2	Level 3		Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$35,539	$—		$—	$35,539

Total non-derivative trading liabilities	35,539	—		—	35,539
Derivative financial instruments	23	—		—	23

Total financial instruments sold, not yet purchased	$35,562	$—	$		$35,562

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
     The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (level 3) for the three and six months ended June 30, 2008 and June 30, 2007:
Level 3 Financial Assets

Changes in unrealized
		Total gains				gains and (losses)
		and (losses)				included in earnings
	Balance as of	(realized and	Purchases/	Transfers out of	Balance as of	related to assets still
Three months ended June 30, 2008	March 31, 2008	unrealized)	(sales), net	Level 3	June 30, 2008	held at reporting date
Non-derivative trading assets	$166,245	($19,759)	($10,861)	$—	$135,625	($18,658)

						Changes in unrealized
		Total gains				gains and (losses)
	Balance as of	and (losses)				included in earnings
	December 31,	(realized and	Purchases/	Transfers out	Balance as of	related to assets still
Six months ended June 30, 2008	2007	unrealized)	(sales), net	of Level 3	June 30, 2008	held at reporting date
Non-derivative trading assets	$171,816	($30,517)	$427	($6,101)	$135,625	($31,870)

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)

Changes in
unrealized gains
and (losses)
		Total gains				included in earnings
		and (losses)				related to assets still
	Balance as of	(realized and	Purchases/	Transfers out	Balance as of	held at reporting
Three months ended June 30, 2007	March 31, 2007	unrealized)	(sales), net	of Level 3	June 30, 2007	date
Non-derivative trading assets	$63,072	$2,123	$8,439	$—	$73,634	$241

						Changes in
						unrealized gains
						and (losses)
		Total gains				included in earnings
	Balance as of	and (losses)				related to assets still
	December 31,	(realized and	Purchases/	Transfers out	Balance as of	held at reporting
Six months ended June 30, 2007	2006	unrealized)	(sales), net	of Level 3	June 30, 2007	date
Non-derivative trading assets	$56,227	$3,208	$14,199	$—	$73,634	$110
     Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the level 3 assets and are reported in principal transactions, net in the accompanying consolidated statements of operations. Additionally, the change in the unrealized gains and losses are often offset by realized gains and losses during the period.
     Purchases/sales represent the net amount of level 3 assets that were either purchased or sold during the period. The amounts are presented at their transaction values.
     Transfers out of level 3 represent existing financial assets that were previously categorized at a higher level.  Transfers into or out of level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets.  Transfers are reported at their fair value as of the beginning of the month in which such changes in the fair value inputs occur.
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
(4) Short-Term Borrowings
     The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the six months ended June 30, 2008 and for the year ended December 31, 2007 were $67,290 and $43,886, respectively. Secured short-term borrowings were $61,079 at the rate in effect of 3.22% as of June 30, 2008. Secured short-term borrowings were $65,099 at the rate in effect of 3.81% as of December 31, 2007. Included in financial instruments owned as of June 30, 2008 and December 31, 2007 was $75,050 of and $83,750, respectively, of corporate bonds in which the lender has a security interest in connection with short-term borrowings.
(5) Commitments and Contingencies
  (a) Leases
     As of June 30, 2008, there were no significant changes in the Company’s lease agreements since December 31, 2007.
  (b) Litigation
     In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At June 30, 2008, the

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
  (c) Limited Partnership Commitments
     As of June 30, 2008, the Company had approximately $33,108, including $11,113 from an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
June 30, 2008:
Purchased options	$1,000	$857	$550
Written options	$750	$301	$23
Short futures contracts	$—	—	—

December 31, 2007:
Purchased options	$1,110	$101	$103
Written options	$2,600	$100	$78
Short futures contracts	$3,923	$—	$—
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
(8) Notes Receivable from Stockholders
     Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. Loans are payable in annual installments and bear interest between 3.16% and 5.0% per annum.
(9) Stock-Based Compensation
     At June 30, 2008, the Company had two types of stock-based compensation arrangements: Restricted Stock Units (“RSUs”) and the 2006 Equity Incentive Plan (the “Plan”). There was no significant change to the RSU balance during the first half of 2008.
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
     For 2007 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2007 Bonus Awards, the Company recognizes compensation expense ratably from the grant date to the retirement eligibility date. The Company recorded accelerated non-cash incremental compensation expense of $5,507 in the first half of 2008 related to 2007 Bonus Awards granted to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting).
(10) Earnings Per Share
     The computations of basic and diluted earnings per share are set forth below:

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted EPS-net (loss) / income	$(9,738)	$10,395	$(17,237)	$18,116

Denominator for EPS — weighted average number of common shares outstanding(1):
Basic	30,800,637	30,603,734	30,767,838	30,622,133
Effect of dilutive securities — restricted stock	—	939,455	—	912,072

Diluted	30,800,637	31,543,189	30,767,838	31,534,205

Earnings per common share(1):
Basic	$(0.32)	$0.34	$(0.56)	$0.59

Diluted	$(0.32)	$0.33	$(0.56)	$0.57

(1)	In accordance with SFAS No. 128, as a result of a net loss, basic and diluted common shares outstanding are equal for the three and six months ended June 30, 2008.
(11) Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect as a result of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption. In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits, including interest were approximately $6,492 as of January 1, 2008 and approximately $6,950 as of June 30, 2008, the majority of which, if recognized, would impact the effective tax rate.

•	Following the adoption of FIN 48, the Company continues to classify interest and penalties, if any, related to tax uncertainties as income tax expenses. As of January 1, 2008 and June 30, 2008, $841 and $1,138 of interest, net of federal benefit, respectively, were included in the total unrecognized tax benefit indicated above.

•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2004. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.
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
(13) Recent Accounting Developments
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company expects to adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to materially affect the Company’s reporting of its financial condition, results of operations or cash flows.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(14) Net Capital Requirement
     Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $3,177 as of June 30, 2008. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

June 30, 2008
Net Capital	$125,648
Excess	$122,471

     KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of June 30, 2008, KBWL was in compliance with its local capital adequacy requirements. At June 30, 2008, KBWL’s total capital of approximately $42,700 exceeded the capital requirement by approximately $33,000. The regulatory requirements referred to above restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which was approximately $168,000 as of June 30, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.
Cautionary Statement Regarding Forward-Looking Statements
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
Overview
     We are a leading full service investment bank specializing in the financial services industry. Our principal activities are: (i) investment banking, including mergers and acquisitions (“M&A”) and other strategic advisory services, equity and fixed income securities offerings, structured finance for trust preferred and similar capital securities issued by financial institutions and mutual thrift conversions, (ii) equity and fixed income sales and trading, with an emphasis on institutional customers investing in the small and mid-cap segments, and a wide range of fixed income securities, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make informed investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients, as well as various investment vehicles.
     Within our full service business model, our focus includes bank and thrift holding companies, banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. We emphasize serving investment banking clients in the small and mid-cap segments of the financial services industry. Our sales customers are primarily institutional investors.
     Most revenues with respect to our services provided are primarily determined as a result of active competition in the marketplace. Our revenues are primarily generated through advisory, underwriting and private placement fees earned through our investment banking activities, commissions earned on equity sales and trading activities, interest and dividends earned on our securities’ inventories and profit and losses from trading activities related to those securities’ inventories.
     Compensation and benefits comprise the most significant component with respect to our expenses. Our performance is dependant on our ability to attract, develop and retain highly skilled employees who are motivated to provide quality service and guidance to our clients.
     Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of those markets, the level and shape of the yield curve, political events and regulatory developments and competition. These factors impact our investment banking operations, including the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. These market forces may cause our revenues and earnings to fluctuate significantly from period to period, and the results of any one period should not be considered indicative of future results. See “—Business Environment.”

     A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, communication and data processing and travel and entertainment expenses. Our remaining costs generally do not directly relate to the service revenues earned.
      Certain data processing systems that support equity and fixed income trading, research, payroll, human resources and employee benefits are service bureau-based and are operated in the vendors’ data centers. We believe that this stabilizes our fixed costs associated with data processing. We also license vendor information databases to support investment banking, sales and trading and research. Vendors may, at the end of contractual terms, terminate our rights or modify or significantly alter product and service offerings or related fees, which may affect our ongoing business activities or related costs.
Business Environment
     Since our business activities focus on the financial services sector, we are particularly impacted by economic and market conditions affecting this sector. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector.
     During the second quarter of 2008, many companies in the financial services sector reported significant write downs resulting from continued deteriorations in credit quality, general widening of credit spreads and substantial reductions in liquidity for certain fixed income securities, particularly collateralized debt obligations (“CDOs”). These factors and the deterioration in real estate collateral values and loan quality have resulted in substantial increases in anticipated loan loss reserves and the recognition of permanent impairments in the value of certain assets in the banking sector, including regional and smaller banks, which serve as our traditional investment banking client base. In recent months there have been several widely-publicized takeovers of banks by federal regulators. The recently enacted Housing and Economic Recovery Act of 2008 is designed to mitigate some of the negative developments in the mortgage market by providing an array of support for home borrowers, including a mortgage re-financing program under the Federal Housing Administration and additional assistance to and regulation of the government-sponsored enterprises involved with housing. There has been a significant increased interest in the banking sector in raising additional capital to strengthen balance sheets to remain well capitalized in this current environment. While initial transactions were conducted by the largest banking institutions, there has recently been very significant activity among the regional and smaller banks. The interest of non-traditional bank investors, such as sovereign funds and private equity investors, in providing sources of capital has led to significant changes in the capital raising process.
     Our investment banking revenues, in the form of financial advisory, debt and equity underwriting and private placement fees, are directly related to the number and size of, and role we have in, the transactions in which we participate. Announced banking industry mergers and acquisitions decrease significantly in 2008, primarily due to issues of asset quality and capital adequacy and the potential negative impact of mark-to-market accounting in such transactions. In addition, the reduced market for new CDO issues has significantly limited our ability to launch new PreTSL™ securitizations and may limit the capital markets activities of certain companies or sub-sectors of the financial service industry.
     It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues.
Results of Operations
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
Overview
     Total revenues decreased $48.6 million to $71.2 million in the three months ended June 30, 2008, compared with $119.8 million in the same period in 2007. This decrease was primarily due to net losses of $29.0 million in principal transactions in 2008 compared to net gains in 2007 totaling $3.6 million and a decrease in investment banking revenues of $20.0 million, partially offset by an increase in commissions revenue of $7.0 million.
     Total expenses were $85.9 million in the three months ended June 30, 2008, compared with $101.2 million in the same period in 2007. The decrease was primarily due to decreases in compensation and benefits expense and interest expense.
     We recorded a net loss of $9.7 million, or $0.32 per diluted share, in the three months ended June 30, 2008, compared with net income of $10.4 million, or $0.33 per diluted share, for in the same period in 2007. After adjusting for the stock compensation expense with respect to the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net loss was $7.8 million, or $0.25 per diluted share for the three months ended June 30, 2008, compared with net income of $12.0 million, or $0.38 per diluted share in the same period in 2007. See “-- Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts. The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Period-to-Period
	2008	2007	$ Change	% Change
		(unaudited)
Revenues:
Investment banking	$47,253	$67,308	$(20,055)	(29.8)%
Commissions	45,601	38,629	6,972	18.0
Principal transactions, net	(29,037)	3,610	(32,647)	N/M
Interest and dividend income	6,368	8,665	(2,297)	(26.5)
Investment advisory fees	287	445	(158)	(35.5)
Other	699	1,095	(396)	(36.2)

Total revenues	71,171	119,752	(48,581)	(40.6)

Expenses:
Compensation and benefits	57,000	69,456	(12,456)	(17.9)

Non-compensation expenses:
Occupancy and equipment	4,539	4,473	66	1.5
Communications and data processing	6,919	6,446	473	7.3
Brokerage and clearance	5,887	5,374	513	9.5
Interest	1,176	4,105	(2,929)	(71.4)
Business development	4,128	3,518	610	17.3
Other	6,291	7,790	(1,499)	(19.2)

Total non-compensation expenses	28,940	31,706	(2,766)	(8.7)

Total expenses	85,940	101,162	(15,222)	(15.0)

(Loss) / income before income tax (benefit)/ expense	(14,769)	18,590	(33,359)	N/M
Income tax (benefit) / expense	(5,031)	8,195	(13,226)	N/M

Net (loss) / income	$(9,738)	$10,395	$(20,133)	N/M %

N/M = Not Meaningful
Three Month Non-GAAP Financial Measures
     We adopted SFAS No. 123(R), Share-Based Payment, in January 2006, which requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense generally over the service period for awards expected to vest. Such grants are recognized as expenses over the requisite service period, net of estimated forfeitures.
     We reported our compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, net (loss) / income, compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three and six months ended June 30, 2008 in our July 24, 2008 press release. These non-GAAP amounts exclude the amortization of stock awards to compensation expense associated with the grant of the IPO restricted stock awards to our employees.
     The following table reconciles GAAP compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, net (loss) / income, compensation ratio and basic and diluted earnings per share in the three months ended June 30, 2008 and 2007 to these items on a non-GAAP basis for the same respective periods.

Three Month Non-GAAP Financial Measures (Continued)
     (Dollars in thousands, except per share information)

		Reconciliation
Three Months Ended June 30, 2008	GAAP	Amount		Non-GAAP

Compensation and benefits expense	$57,000	$(2,874	)(a)	$54,126

(Loss) / income before income tax (benefit) / expense	$(14,769)	$2,874	(a)	$(11,895)
Income tax (benefit) / expense	$(5,031)	$976	(b)	$(4,055)

Net (loss) / income	$(9,738)	$1,898	(c)	$(7,840)

Compensation ratio (d)	80.1%			76.1%

Earnings per share (e):
Basic	$(0.32)	$0.07		$(0.25)
Diluted	$(0.32)	$0.07		$(0.25)

Weighted average number of common shares outstanding (e):
Basic	30,800,637	—	(f)	30,800,637
Diluted	30,800,637	—	(f)	30,800,637

		Reconciliation
Three Months Ended June 30, 2007	GAAP	Amount		Non-GAAP

Compensation and benefits expense	$69,456	$(2,935	)(a)	$66,521

Income before income tax expense	$18,590	$2,935	(a)	$21,525
Income tax expense	$8,195	$1,294	(b)	$9,489

Net income	$10,395	$1,641	(c)	$12,036

Compensation ratio (d)	58.0%			55.5%

Earnings per share:
Basic	$0.34	$0.05		$0.39
Diluted	$0.33	$0.05		$0.38

Weighted average number of common shares outstanding:
Basic	30,603,734	—	(f)	30,603,734
Diluted	31,543,189	—	(f)	31,543,189

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio for the three months ended June 30, 2008 and 2007 were calculated by dividing compensation and benefits expense by total revenues of $71,171 and $119,752, respectively.

(e)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding are equal for the quarter ended June 30, 2008.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.

     Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the period ended June 30, 2008. Specifically, management believes that these non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not in the past, and likely will not in the future, include substantial grants of restricted stock awards to employees, such as the Company-wide IPO restricted stock awards. Our usage of these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our financial performance.
     A limitation of utilizing these non-GAAP measures is that the determination of these amounts in accordance with GAAP reflects the underlying financial results of our business. These effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that, with respect to the items set forth in the table below, both our GAAP and corresponding non-GAAP measures should be considered together.
     We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards.
Revenues
Investment Banking
     Investment banking revenue decreased $20.0 million, or 29.8%, to $47.3 million in the three months ended June 30, 2008 compared with $67.3 million in the same period in 2007. This decrease was due to decreases in private placements and underwriting revenues of $16.9 million and $7.6 million, respectively, partially offset by an increase in M&A and advisory fees of $4.4 million in the three months ended June 30, 2008 compared with the same period in 2007. The decrease in private placements revenue was primarily due to the absence of a PreTSL™ transaction during the quarter compared with a larger than average PreTSL™ transaction completed during the same period in 2007. The credit markets dislocations that began in the second half of 2007, characterized by wider spreads and reduced levels of liquidity due to the reduction of available funding for traditional purchasers of many classes of fixed income securities, including our PreTSL™ product, continued to negatively impact investor demand during the second quarter of 2008. Adverse market conditions, as described in “— Business Environment,” continued during the quarter and would need to improve significantly before PreTSL™ structured finance transactions could approach transaction sizes and levels of profitability that existed prior to the second half of 2007. The decrease in underwriting revenue was primarily due a significantly larger-than-average co-lead managed underwriting transaction completed during the second quarter of 2007. The increase in M&A and advisory fees was primarily due to the larger average transaction size of merger transactions that closed in the second quarter of 2008 compared with the average transaction size for the same period in 2007.
Commissions
     Commissions revenue increased $7.0 million, or 18.0%, to $45.6 million in the three months ended June 30, 2008 compared with $38.6 million in the same period in 2007. This overall increase was due to increases of $1.1 million and $5.9 million in commissions revenue related to our European and U.S. equity activities, respectively. The increase in commissions revenue was primarily a result of higher volume in equity trading for customers as a result of the especially volatile market for U.S. financial services stocks in the second quarter of 2008.
Principal Transactions, Net
     Principal transactions resulted in a net loss of $29.0 million for the three months ended June 30, 2008 compared to a net gain of $3.6 million in the same period of 2007. The 2008 net loss in principal transactions was primarily a result of a $24.8 million loss, which was predominantly unrealized, related to trust preferred securities issued by banking and insurance companies and CDOs primarily collateralized by banking and insurance company trust preferred and capital securities for the three months ended June 30, 2008. Corporate bonds and government and agency securities trading resulted in net gains of $3.8 million for the three months ended June 30, 2008, compared to a net gain of $1.6 million for the same period of 2007. Equity market making and trading of equity securities for our own account resulted in a net loss of $3.7 million for the three months ended June 30, 2008, compared with a net gain of $0.9 million for the same period of 2007. Other investments comprised of strategic principal investments of a long term nature resulted in net losses of $4.3 million for the three months ended June 30, 2008, compared to a net gain of $1.9 million for the same period of 2007.
     The net loss in the quarter was primarily a result of market value adjustments on fixed income securities, which are current as to principal and interest payments, and reflects the unprecedented decline in the market value of most financial services industry securities and in particular the securities of U.S. banking companies during the second quarter of 2008. Adverse market conditions, as described in “— Business Environment,” continued during the quarter. Investor demand continued to diminish for many classes of fixed income securities as the deteriorating credit markets experienced dislocation, illiquidity and wider credit spreads. As a result, the fair value of our fixed income financial instruments was impacted by market fluctuations in key inputs utilized to estimate fair value.
Interest and Dividend Income
     Interest and dividend income decreased $2.3 million, or 26.5%, to $6.4 million in the three months ended June 30, 2008 compared with $8.7 million in the same period in 2007. This decrease was primarily due to lower average holdings of fixed income financial instruments and reduced interest rates in the second quarter of 2008 compared with the same period in 2007.
Investment Advisory Fees
     Investment advisory fees decreased slightly to $0.3 million, in the three months ended June 30, 2008 compared with $0.4 million in the same period in 2007.
Other
     Other revenues decreased $0.4 million to $0.7 million in the three months ended June 30, 2008 compared with $1.1 million in the same period in 2007, primarily due to decreases in miscellaneous fees.
Expenses
Compensation and Benefits
     Compensation and benefits expense decreased $12.5 million, or 17.9%, to $57.0 million in the three months ended June 30, 2008 compared with $69.5 million in the same period of 2007. Compensation and benefits as a comparative percentage of total revenue after deducting the expenses associated with the IPO restricted stock awards was 76.1% in the second quarter of 2008 compared to 55.5% in the same period in 2007. See “—Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
Occupancy and Equipment
     Occupancy and equipment expense remained relatively unchanged at $4.5 million in the three months ended June 30, 2008 compared to the same period in 2007.
Communications and Data Processing
     Communications and data processing expense increased $0.5 million, or 7.3%, to $6.9 million in the three months ended June 30, 2008 compared with $6.4 million in the same period in 2007. This increase was primarily due to higher market data costs.
Brokerage and Clearance
     Brokerage and clearance expense increased $0.5 million, or 9.5%, to $5.9 million in the three months ended June 30, 2008 compared with $5.4 million in the same period in 2007. This increase was primarily a result of higher volume in equity trading for customers as a result of volatility in the marketplace particularly in financial services stocks.
Interest
     Interest expense decreased $2.9 million, or 71.4%, to $1.2 million in the three months ended June 30, 2008 compared with $4.1 million in the same period in 2007. This decrease was primarily due to lower average balances of securities sold under repurchased agreements in the second quarter of 2008 relative to the same 2007 period.
Business Development
     Business development expense increased $0.6 million, or 17.3%, to $4.1 million in the three months ended June 30, 2008 compared with $3.5 million in the same period in 2007. The increase was primarily due to higher travel and entertainment expenses.
Other
     Other expense decreased $1.5 million, or 19.2%, to $6.3 million in the three months ended June 30, 2008 compared with $7.8 million in the same period in 2007. The decrease was primarily due to lower consulting costs, partially offset by higher legal costs.

Income Tax Benefit / Expense
     Income tax benefit was $5.0 million in the three months ended June 30, 2008, which resulted in an effective tax rate of 34.1%, compared with income tax expense of $8.2 million for the same period in 2007, which resulted in an effective tax rate of 44.1%. The change in the tax rate reflects our estimate of tax expense for the full year.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Overview
     Total revenues decreased $75.0 million to $146.0 million in the six months ended June 30, 2008 compared with $221.0 million in the same period in 2007. The decrease was primarily due to net losses of $59.1 million in principal transactions in 2008 compared to net gains in 2007 totaling $11.8 million and a decrease in investment banking revenues of $23.6 million, partially offset by an increase in commissions revenue of $23.0 million.
     Total expenses were $174.2 million in the six months ended June 30, 2008 compared with $188.7 million in the same period in 2007. This decrease was primarily due to decreases in compensation and benefits expense and interest expense.
     We recorded a net loss of $17.2 million, or $0.56 per diluted share, in the six months ended June 30, 2008 compared with net income of $18.1 million, or $0.57 per diluted share for the six months ended June 30, 2007. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net loss was $13.8 million, or $0.45 per diluted share in the six months ended June 30, 2008, compared with net income of $21.6 million, or $0.68 per diluted share in the same period in 2007. See “-Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
     The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Six Months Ended
	June 30,		Period-to-Period
	2008	2007	$ Change	% Change
		(unaudited)
Revenues:
Investment banking	$90,340	$113,945	$(23,605)	(20.7)%
Commissions	98,367	75,400	22,967	30.5
Principal transactions, net	(59,137)	11,808	(70,945)	N/M
Interest and dividend income	14,460	17,227	(2,767)	(16.1)
Investment advisory fees	593	822	(229)	(27.9)
Other	1,400	1,830	(430)	(23.5)

Total revenues	146,023	221,032	(75,009)	(33.9)

Expenses:
Compensation and benefits	116,933	130,224	(13,291)	(10.2)

Non-compensation expenses:
Occupancy and equipment	9,282	9,055	227	2.5
Communications and data processing	13,342	11,567	1,775	15.3
Brokerage and clearance	13,040	11,056	1,984	17.9
Interest	3,244	6,663	(3,419)	(51.3)
Business development	7,917	7,195	722	10.0
Other	10,471	12,905	(2,434)	(18.9)

Total non-compensation expenses	57,296	58,441	(1,145)	(2.0)

Total expenses	174,229	188,665	(14,436)	(7.7)

(Loss) / income before income tax (benefit) / expense	(28,206)	32,367	(60,573)	N/M
Income tax (benefit) / expense	(10,969)	14,251	(25,220)	N/M

Net (loss) / income	$(17,237)	$18,116	$(35,353)	N/M %

N/M = Not Meaningful

Six Month Non-GAAP Financial Measures
     The following table reconciles GAAP compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, net (loss) / income, compensation ratio and basic and diluted earnings per share for the six months ended June 30, 2008 and 2007 to these items on a non-GAAP basis for the same respective periods.

		Reconciliation
Six Months Ended June 30, 2008	GAAP	Amount		Non-GAAP
Compensation and benefits expense	$116,933	$(5,547)	(a)	$111,386

(Loss) / income before income tax (benefit) / expense	$(28,206)	$5,547	(a)	$(22,659)
Income tax (benefit) / expense	$(10,969)	$2,157	(b)	$(8,812)

Net (loss) / income	$(17,237)	$3,390	(c)	$(13,847)

Compensation ratio (d)	80.1%			76.3%

Earnings per share (e):
Basic	$(0.56)	$0.11		$(0.45)
Diluted	$(0.56)	$0.11		$(0.45)

Weighted average number of common shares outstanding (e):
Basic	30,767,838	—	(f)	30,767,838
Diluted	30,767,838	—	(f)	30,767,838

		Reconciliation
Six Months Ended June 30, 2007	GAAP	Amount		Non-GAAP
Compensation and benefits expense	$130,224	$(6,162)( a	)	$124,062

Income before income tax expense	$32,367	$6,162 ( a	)	$38,529
Income tax expense	$14,251	$2,713 ( b	)	$16,964

Net income	$18,116	$3,449 ( c	)	$21,565

Compensation ratio (d)	58.9%			56.1%

Earnings per share:
Basic	$0.59	$(0.11)		$0.70
Diluted	$0.57	$(0.11)		$0.68

Weighted average number of common shares outstanding:
Basic	30,622,133	—( f	)	30,622,133
Diluted	31,534,205	—( f	)	31,534,205

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio for the six months ended June 30, 2008 and 2007 were calculated by dividing compensation and benefits expense by total revenues of $146,023 and $221,032, respectively.

(e)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding are equal for the six months ended June 30, 2008.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.

     See the section entitled “—Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.
Revenues
Investment Banking
     Investment banking revenue decreased $23.6 million, or 20.7%, to $90.3 million in the six months ended June 30, 2008 compared with $113.9 million in the same period in 2007. The decrease was due to decreases in private placements and underwriting revenues of $28.7 million and $8.7 million, respectively, partially offset by an increase in M&A and advisory fees of $13.9 million in the six months ended June 30, 2008 compared with the same period in 2007. The decrease in private placements revenue was primarily due to the absence of PreTSL™ transactions during the first half of 2008 compared with two larger than average PreTSL™ transactions completed during the same period in 2007. Poor market conditions for securitizations continued during the period and would need to improve before PreTSL™ structured finance transactions could approach transaction sizes and levels of profitability that existed prior to the second half of 2007. The decrease in underwriting revenue was primarily due a significantly larger-than-average co-lead managed underwriting transaction completed during the second half of 2007. The increase in M&A and advisory fees was primarily due to the larger average transaction size of merger transactions that closed in the first half of 2008 compared with the average transaction size for the same period in 2007.
Commissions
     Commissions revenue increased $23.0 million, or 30.5%, to $98.4 million in the six months ended June 30, 2008, compared with $75.4 million in the same period of 2007, primarily due to increases of $5.0 million, and $18.0 million, in commissions revenue related to our European and U.S. equity activities, respectively. This increase in commissions revenue was primarily a result of higher volume in equity trading for customers as a result of the especially volatile market for U.S. financial services stocks in the first six months of 2008.
Principal Transactions, Net
     Principal transactions resulted in a net loss of $59.1 million in the six months ended June 30, 2008 compared to a net gain of $11.8 million for the same period of 2007. The net loss in principal transactions was primarily a result of a $44.9 million loss, which was predominantly unrealized, related to trust preferred securities issued by banking and insurance companies and CDOs primarily collateralized by banking and insurance company trust preferred and capital securities for the six months ended June 30, 2008. Corporate bonds and government and agency securities trading resulted in a net loss of $0.6 million for the six months ended June 30, 2008, compared to a net gain of $3.9 million for the same period of 2007. Equity market making and trading of equity securities for our own account resulted in a net loss of $7.5 million for the six months ended June 30, 2008, compared with a net gain of $5.2 million for the same period of 2007. Other investments comprised of strategic principal investments of a long term nature resulted in net losses of $6.1 million for the six months ended June 30, 2008, compared to a net gain of $2.7 million in the same period of 2007.
     The net loss in the first half of 2008 was primarily a result of market value adjustments on fixed income securities, which are current as to principal and interest payments, and reflects the unprecedented decline in the market value of most financial services industry securities and in particular the securities of U.S. banking companies during the first half of 2008. Adverse market conditions, as described in “—Business Environment,” continued during the period. Investor demand continued to diminish for many classes of fixed income securities as the deteriorating credit markets experienced dislocation, illiquidity and wider credit spreads. As a result, the fair value of our fixed income financial instruments were impacted by market fluctuations in key inputs utilized to estimate fair value.
Interest and Dividend Income
     Interest and dividend income decreased $2.7 million, or 16.1%, to $14.5 million in the first six months ended June 30, 2008 compared with $17.2 million in the same period of 2007, primarily due to lower holdings of fixed income financial instruments and reduced interest rates in the first six months of 2008 compared with the same period of 2007.
Investment Advisory Fees
     Investment advisory fees decreased slightly to $0.6 million in the first six months ended June 30, 2008 compared with $0.8 million in the same period of 2007.

Other
     Other revenues decreased $0.4 million, or 23.5%, to $1.4 million in the first six months ended June 30, 2008 compared with $1.8 million in the same period of 2007, primarily due to decreases in miscellaneous fees.
Expenses
Compensation and Benefits
     Compensation and benefits expense decreased $13.3 million, or 10.2%, to $116.9 million in the six months ended June 30, 2008 compared with $130.2 million in the same period of 2007. Included in the first six months of 2008 was $9.5 million relating to the amortization of 2007 year-end bonus restricted stock awards granted in February 2008, of which $5.5 million related to accelerated compensation expense associated with grants to employees who were eligible to retire at the grant date or on a date prior to the normal fully vested date. Compensation and benefits as a comparative percentage of total revenue after deducting the expenses associated with the IPO restricted stock awards was 76.3% in the first six months of 2008 compared to 56.1% in the same period in 2007 period. See “—Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
Occupancy and Equipment
     Occupancy and equipment expense increased slightly to $9.3 million in the six months ended June 30, 2008 compared with $9.1 million for the same period in 2007.
Communications and Data Processing
     Communications and data processing expense increased $1.8 million, or 15.3%, to $13.3 million in the six months ended June 30, 2008 compared with $11.6 million in the same period of 2007, primarily due to higher market data costs.
Brokerage and Clearance
     Brokerage and clearance expense increased $2.0 million, or 17.9%, to $13.0 million in the six months ended June 30, 2008 compared with $11.0 million in the same period of 2007. This increase was primarily a result of higher volume in equity trading for customers as a result of volatility in the marketplace particularly for financial services stocks.
Interest
     Interest expense decreased $3.4 million, or 51.3%, to $3.2 million in the six months ended June 30, 2008 compared with $6.7 million in the same period of 2007. The decrease is primarily due to lower average balances of securities sold under repurchased agreements in the first six months in 2008 relative to 2007.
Business Development
     Business development expense increased $0.7 million, or 10.0%, to $7.9 million in the six months ended June 30, 2008 compared with $7.2 million in the same period of 2007. The increase was primarily due to higher travel and entertainment expenses.
Other
     Other expense decreased $2.4 million, or 18.9%, to $10.5 million in the six months ended June 30, 2008 compared with $12.9 million in the same period of 2007. The decrease was primarily due to lower consulting costs, partially offset by higher legal costs in the first six months of 2008 relative to the same 2007 period.
Income Tax Benefit / Expense
     Income tax benefit was $11.0 million in the six months ended June 30, 2008, which resulted in an effective tax rate of 38.9%, compared with income tax expense of $14.3 million in the same period of 2007, which resulted in an effective tax rate of 44.0%. The change in the tax rate reflects our estimate of tax expense for the full year.

Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.
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
     We adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), as of January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. We applied the fair value option for certain eligible instruments, including certain private equity securities and limited partnership interests. These instruments had been accounted for at fair value prior to the adoption of SFAS No. 159 in accordance with the AICPA Audit and Accounting Guide - Brokers And Dealers In Securities. Therefore, there was no transaction adjustment recorded to opening retained earnings related to these investments.
     Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.
     The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuations models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.
Fair Value Hierarchy
     In determining fair value, we utilize various methods including market, income and cost approaches. Based on these approaches, we utilize assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as listed equities. This category also includes U.S. Government and agency securities for which we typically receive independent external valuation information.
     Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, and certain restricted stock.
     Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily the market approach and income approach. The valuation methodologies utilized may include significant inputs that are unobservable from objective sources. We consider various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, discounted anticipated cash flows, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including certain CDOs primarily collateralized by banking and insurance company trust preferred and capital securities and banking and insurance company trust preferred and capital securities, private equity securities and other investments including limited and general partnership interests. We did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.
     During the quarter ended June 30, 2008, we changed the valuation model utilized to determine the fair value of banking and insurance company trust preferred and capital securities from a securitization simulation model to a market spread model for each of the individual trust preferred and capital securities utilizing credit spreads for new issues and secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions based on certain assumptions. This change was precipitated by difficulty in obtaining market based information for which to develop inputs for the our securitization simulation model as a result of the absence of a single new issue in the first half of 2008. The key market inputs in this method are the discount margins, market spreads applied and the yield expectations for similar instruments.
     Fair value of level 3 CDOs, which are primarily collateralized by banking and insurance company trust preferred and capital securities, was determined by utilizing discounted cash flow models. Key assumptions utilized in this valuation technique include default assumptions and discount rates based on market perception of risk. The variables affecting fair value estimates of these financial instruments can arise rapidly and unexpectedly, which could have a significant impact on the fair value estimates of these financial instruments.
     Fair value of private equity securities and limited and general partnership interests was determined by assessing the underlying investments, expected cash flows and market-based information, such as comparable company transactions, performance multiples and changes in market outlook. Private equity securities and limited and general partnership interests generally trade infrequently.
     Results from valuation techniques in one period may not be indicative of future period fair value measurements.
     Our level 3 assets were $135.6 million as of June 30, 2008. This represented approximately 21% of total assets and approximately 52% of total assets measured at fair value.
     The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. When market assumptions are not readily available, management’s assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from level 1 to level 2, or from level 2 to level 3. There were no transfers into level 3 during the quarter ended June 30, 2008.
Fair Value of Financial Instruments Control Process
     We employ a variety of control processes to validate the fair value of our financial instruments, including those derived from pricing models. Individuals outside of the trading departments obtain independent prices, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews by personnel with relevant expertise who are independent from the trading desks, including involvement by senior management.
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
Contractual Obligations
     As of June 30, 2008, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2007.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2008. However, as described in Item 3 — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
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
Liquidity and Capital Resources
     We are the parent of Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management, Inc. (“KBWAM”) and KBW Ventures, Inc. Dividends and other transfers from our subsidiaries are our primary source of funds to satisfy our capital and liquidity requirements. Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe and KBWL to us. Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers and trade creditors of Keefe, KBWL and KBWAM.
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
     Our operating activities generate cash resulting from net income earned during the period and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in the types of and value of the financial instruments owned on a proprietary basis and shifts in our investment positions in response to changes in our trading strategies or prevailing market conditions. We have not relied significantly on leverage. Our moderate use of leverage does not expose us to potential requirements to sell assets as a result of margin calls due to decreases in the fair value of financial instruments.
     We have historically satisfied our capital and liquidity requirements through capital raised from our stockholders and internally generated cash from operations. As of June 30, 2008, we had liquid assets of $298.5 million, primarily consisting of cash and cash equivalents and receivables from clearing brokers. We also periodically utilize short- term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL product pool formation. On two occasions in the past three years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time period. Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source. We do not currently have any long term debt obligations and therefore, are not exposed to the breach of any debt covenants.
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
     As a registered broker-dealer and member firm of the NYSE, Keefe is subject to the uniform net capital rule of the SEC. We use the basic method permitted by the uniform net capital rule, which generally requires that the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We do not expect that these limits will materially impact our ability to meet our current and future obligations. We have not been the subject to any regulatory restrictions as a result of the decreases in the fair value of its financial instruments.
     At June 30, 2008, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $125.6 million, or $122.5 million in excess of the minimum required net capital.
     KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital exceeded the capital requirement by approximately $33.0 million at June 30, 2008.
     The regulatory requirements referred to above restrict our ability to withdraw capital from our regulated subsidiaries, which was approximately $168.3 million as of June 30, 2008.

Cash Flows
     Six months ended June 30, 2008. Cash decreased $28.4 million in the six months ended June 30, 2008, primarily due to negative cash flows from operating activities.
     Our operating activities used $27.1 million of cash due to a net loss of $4.7 million, adjusted for non-cash revenue and expense items of $12.6 million, and cash used from decreasing operating liabilities by $206.7 million, offset by cash provided from operating assets of $184.3 million. The non-cash items consisted of amortization of stock-based compensation related to restricted stock of $19.1 million, deferred income tax benefits of $8.9 million and depreciation and amortization expense of $2.4 million. Cash used from the decreases in operating liabilities consisted primarily of decreases in accounts payable, accrued expenses and other liabilities of $98.3 million, securities sold under repurchase agreements of $64.4 million, financial instruments sold, not yet purchased, at fair value of $41.3 million and short-term borrowings of $4.0 million. The increase in cash provided by operating assets was primarily attributable to decreases in financial instruments owned, at fair value of $121.2 million, receivables from clearing broker of $58.7 million and securities purchased under resale agreements of $23.8 million.
     We used $1.8 million in our investing activities, in the purchase of fixed assets. Cash provided from financing activities was $0.3 million primarily as a result of the repayment of loans we provided to certain employees in connection with their purchase of our common stock.
     Six months ended June 30, 2007. Cash decreased $3.3 million during the six months ended June 30, 2007, primarily as a result of cash used in operating activities, partially offset by cash provided by financing activities.
     Our operating activities for the six months ended June 30, 2007 consumed $6.0 million resulting from cash used in operating assets of $93.6 million, offset by net income of $26.5 million, adjusted for non-cash revenue and expense items of $8.4 million, and cash provided from the change in operating liabilities of $61.1 million. The non-cash items consisted of deferred income tax benefits of $5.2 million, depreciation and amortization expense of $2.4 million and amortization of stock-based compensation related to restricted stock of $11.2 million. Cash provided from the increase in operating liabilities consisted primarily of an increase in securities sold under repurchase agreements and financial instruments sold, not yet purchased, at fair value of $119.5 million and $14.8 million, respectively, partially offset by decreases in accounts payable, accrued expenses and other liabilities of $65.3 million and income taxes payable of $9.4 million. The decrease in cash from operating assets was primarily attributable to an increase in financial instruments owned, at fair value of $167.0 million, partially offset by a decline in receivables from clearing brokers of $102.8 million.
     We used $1.2 million in our investing activities, primarily in the purchase of fixed assets. Cash provided from financing activities was $3.1 million primarily as a result of the repayment of loans we provided to certain employees in connection with their purchase of our common stock.
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
     The following table sets forth our month-end high, low and average long/short financial instruments owned for the six months ended June 30, 2008:

	High	Low	Average
	(dollars in thousands)
Long Value
Equities	$102,941	$73,405	$87,652
Corporate and other debt	$235,444	$139,652	$192,640
Other investments	$54,540	$39,254	$51,138
Short Value
Equities	$48,061	$33,656	$41,699
Corporate and other debt	$7,034	$—	$2,548
U.S. Government and agency securities	$23,780	$—	$5,907
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
     The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2008:

Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)(2)	per Share	Programs	or Programs
April 1, 2008 to April 30, 2008	—	—	—	—
May 1, 2008 to May 31, 2008	—	—	—	—
June 1, 2008 to June 30, 2008	982	$10.18	—	—

Total	982	$10.18	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.

ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2008 annual meeting of stockholders (the “Meeting”) was held on June 3, 2008. 24,636,738 shares of common stock, or approximately 74.11% of all shares then issued, outstanding and eligible to vote at the Meeting, were present at the Meeting in person or by proxy. At the Meeting, stockholders considered the following proposals:
(1) the election of two Class II Directors to serve on the Board of Directors until the 2011 annual meeting of stockholders,
(2) the approval of the KBW, Inc. 2008 Employee Stock Purchase Plan, and
(3) the ratification of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm (independent auditors) for the fiscal year ending December 31, 2008.

Proposal 1 — Election of Class II Directors. At the Meeting, the stockholders elected each of Andrew M. Senchak and Christopher M. Condron as a Class II Director, to serve for a three-year term expiring at the 2011 annual meeting of stockholders. The shares of common stock present at the Meeting, voting as a single class, voted as follows:

Nominee	For	Withheld
Andrew M. Senchak	23,595,410	1,041,328

Christopher M. Condron	24,065,881	570,857
     The terms of office of John G. Duffy, Daniel M. Healy and Michael J. Zimmerman, the Company’s three Class I Directors, expire at the 2009 annual meeting of stockholders. The terms of office of Thomas B. Michaud and James K. Schmidt, the Company’s two Class III Directors, expire at the 2010 annual meeting of stockholders.
Proposal 2 — Approval of the KBW, Inc. 2008 Employee Stock Purchase Plan. The shares of common stock present at the Meeting, voting as a single class, voted on the approval of the KBW, Inc. 2008 Employee Stock Purchase Plan, as follows:

For	Against	Abstain
23,416,861	71,135	50,064
Proposal 3 — Ratification of the Appointment of KPMG as the Company’s Independent Registered Public Accounting Firm. The shares of common stock present at the Meeting, voting as a single class, voted on the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm for the year ending December 31, 2008, as follows:

For	Against	Abstain
24,529,526	102,283	4,929
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2008

KBW, INC.
By:	/s/ JOHN G. DUFFY
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
	Name:	Robert Giambrone
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	KBW, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on From 8-K filed June 9, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.