Form 10-Q
period 2008-09-30
KBW, INC.
filed 2008-11-05
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
      The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2008 was 33,206,447, including 3,746,249 shares representing unvested restricted stock awards.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Cash and cash equivalents	$177,241	$194,358
Financial instruments owned, at fair value:
Equities	60,853	102,966
Corporate and other debt	86,097	224,812
US Government and agency securities	9,972	—
Mortgage backed securities	14,839	—
Other investments	39,824	54,515

	211,585	382,293

Securities purchased under resale agreements	18,341	23,846
Receivables from clearing brokers	139,162	191,234
Accounts receivable	11,528	21,196
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $22,375 in 2008 and $19,259 in 2007	18,994	19,801
Other assets	62,110	31,722

Total assets	$638,961	$864,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to clearing broker	$1,785	$—
Securities sold under repurchase agreements	23,205	94,784
Short-term borrowings	31,547	65,099
Financial instruments sold, not yet purchased, at fair value:
Equities	19,537	48,061
Corporate and other debt	—	5,000
U.S. Government and agency securities	18,263	23,780

	37,800	76,841

Accounts payable, accrued expenses, and other liabilities	105,611	172,263
Income taxes payable	10,386	7,037

Total liabilities	210,334	416,024

Stockholders’ equity:
Preferred stock	—	—
Common stock	295	293
Paid-in capital	135,888	114,014
Retained earnings	297,131	337,368
Notes receivable from stockholders	(2,225)	(5,254)
Accumulated other comprehensive (loss) / income	(2,462)	2,005

Total stockholders’ equity	428,627	448,426

Total liabilities and stockholders’ equity	$638,961	$864,450

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Investment banking	$46,042	$60,132	$136,382	$174,077
Commissions	54,527	44,457	152,894	119,857
Principal transactions, net	(53,836)	(14,943)	(112,973)	(3,134)
Interest and dividend income	5,891	10,317	20,351	27,544
Investment advisory fees	222	436	815	1,258
Other	789	736	2,189	2,564

Total revenues	53,635	101,135	199,658	322,166

Expenses:
Compensation and benefits	60,318	58,658	177,251	188,882
Occupancy and equipment	5,297	4,922	14,579	13,977
Communications and data processing	7,290	6,205	20,632	17,771
Brokerage and clearance	6,039	6,361	19,079	17,417
Interest	871	4,610	4,115	11,273
Business development	5,054	5,105	12,971	12,300
Other	6,902	5,412	17,373	18,317

Total expenses	91,771	91,273	266,000	279,937

(Loss) / income before income tax (benefit) /expense	(38,136)	9,862	(66,342)	42,229
Income tax (benefit) / expense	(15,136)	4,327	(26,105)	18,579

Net (loss) / income	$(23,000)	$5,535	$(40,237)	$23,650

Earnings per share:
Basic	$(0.75)	$0.18	$(1.31)	$0.77
Diluted	$(0.75)	$0.18	$(1.31)	$0.75
Weighted average number of common shares outstanding:
Basic	30,794,738	30,665,945	30,776,870	30,636,898
Diluted	30,794,738	31,546,276	30,776,870	31,537,188
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share information)
(unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income / (loss)	Equity
Balance at December 31, 2007	$—	$293	$114,014	$337,368	$(5,254)	$2,005	$448,426
Net loss	—	—	—	(40,237)	—	—	(40,237)
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(4,467)	(4,467)

Total comprehensive income							403,722

Amortization of stock-based compensation	—	—	24,648	—	—	—	24,648
Purchase of 121,539 shares of common stock	—	(1)	(2,966)	—	60	—	(2,907)
Issuance of 292,724 shares of common stock	—	3	7,119	—	—	—	7,122
Restricted stock units converted	—	—	(854)	—	—	—	(854)
Stock-based awards vested	—	—	(6,193)	—	—	—	(6,193)
Excess net tax benefit related to stock-based awards	—	—	120	—	—	—	120
Repayment of notes receivable from stockholders	—	—	—	—	2,969	—	2,969

Balance at September 30, 2008	$—	$295	$135,888	$297,131	$(2,225)	$(2,462)	$428,627

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
September 30, 2008	$0.01	10,000,000	—	—
December 31, 2007	$0.01	10,000,000	—	—
Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(*)	Outstanding(*)
September 30, 2008	$0.01	140,000,000	29,460,198	29,460,198
December 31, 2007	$0.01	140,000,000	29,289,013	29,289,013

(*)	These share amounts exclude legally vested restricted stock units.
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) / income	$(40,237)	$23,650
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Amortization of stock-based compensation	24,648	15,923
Depreciation and amortization	3,603	3,638
Deferred income tax benefit	(15,714)	(14,249)
Non-monetary transaction	—	(6,518)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	170,708	(153,209)
Securities purchased under resale agreements	5,505	13,866
Receivables from clearing brokers	52,072	78,413
Accounts receivable	9,668	3,986
Other assets	(14,674)	(5,240)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(39,041)	(10,909)
Securities sold under repurchase agreements	(71,579)	38,580
Short-term borrowings	(33,552)	56,250
Payable to clearing broker	1,785	1,135
Accounts payable, accrued expenses and other liabilities	(66,652)	(33,004)
Income taxes payable	3,349	(3,923)

Net cash (used in) / provided by operating activities	(10,111)	8,389

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(2,796)	(2,224)

Net cash used in investing activities	(2,796)	(2,224)

Cash flows from financing activities:
Issuance of shares of common stock	75	—
Purchases of shares of common stock	(2,907)	(1,965)
Excess net tax benefit related to stock-based awards	120	1,204
Repayment of notes receivable from stockholders	2,969	3,384

Net cash provided by financing activities	257	2,623

Currency adjustment:
Effect of exchange rate changes on cash	(4,467)	1,467

Net (decrease) / increase in cash and cash equivalents	(17,117)	10,255
Cash and cash equivalents at the beginning of the period	194,358	165,647

Cash and cash equivalents at the end of the period	$177,241	$175,902

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,138	$39,811
Interest	$5,380	$10,671
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per share information)
(1) Organization and Basis of Presentation
          The consolidated financial statements include the accounts of KBW, Inc. and its consolidated subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management, Inc. (“KBWAM”) and KBW Ventures, Inc. (“Ventures”). Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, SWX Europe and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors, including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has clearing arrangements with Pershing LLC and Fortis Securities LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.
          These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its consolidated subsidiaries. All inter-company transactions and balances have been eliminated.
(b) Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and these footnotes including securities valuations, compensation and income tax accruals and other matters. Management believes that the estimates used in preparing the Company’s consolidated financial statements are reasonable. Actual results may differ from these estimates.
(c) Cash and Cash Equivalents
     Cash equivalents include investments with an original maturity of three months or less. Due to the short-term nature of these instruments, carrying value approximates their fair value.
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
          The market value of collateral accepted by the Company under resale agreements was $18,262 and $23,795 at September 30, 2008 and December 31, 2007, respectively, substantially all of which has been sold or re-pledged. The resale agreements have subsequently been closed out at their contract values.
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
(h) Revenue Recognition
Investment Banking
          The Company earns fees for providing strategic advisory services in mergers and acquisitions (“M&A”) and other transactions, and from capital markets, which is comprised of underwriting securities offerings and arranging private placements, including securitized debt offerings.
          Strategic advisory revenues are recorded when the transactions or the services to be performed are substantially complete, the fees are determinable and collection is reasonably assured.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
          Capital markets revenue consists of:
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
Interest and dividend income
          The Company recognizes contractual interest and dividends on financial instruments owned at fair value on an accrual basis as a component of interest and dividend income (recognized on the ex-dividend date).
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
(j) Stock-Based Compensation
          Stock-based compensation is measured at fair value on the date of grant and amortized to compensation expense over the requisite service period, net of estimated forfeitures. Stock-based awards that do not require future service (i.e., vested awards, including awards granted to retirement eligible employees) are expensed immediately on the date of grant. Withholding tax obligations may be satisfied by the repurchase of shares by the Company. Such shares are cancelled upon repurchase.
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
          As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including the market and income approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the information set forth below according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:
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
          Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, agency mortgage backed securities and certain restricted stock.
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
Assets at Fair Value as of September 30, 2008

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$34,722	$10,190	$15,864	$60,776
Corporate and other debt	—	40,607	45,490	86,097
US Government and agency securities	9,972	—	—	9,972
Mortgage backed securities	—	14,839	—	14,839
Other investments	—	—	39,824	39,824

Total non-derivative trading assets	44,694	65,636	101,178	211,508
Derivative financial instruments	77	—	—	77

Total financial instruments owned	$44,771	$65,636	$101,178	$211,585

Liabilities at Fair Value as of September 30, 2008

	Level 1	Level 2	Level 3		Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$19,223	$—		$—	$19,223
Corporate and other debt	—	—		—	—
US Government and agency securities	18,263	—		—	18,263

Total non-derivative trading liabiilties	37,486	—		—	37,486
Derivative financial instruments	314	—		—	314

Total financial instruments sold, not yet purchased	$37,800	$—	$		$37,800

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

          The non-derivative trading assets/liabilities categories include financial instruments such as listed equities, U.S. Treasuries, other U.S. Government and agency securities, corporate and other debt, agency mortgage backed securities, limited and general partnership interests and private equity securities. They are reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the Company’s consolidated statements of financial condition.
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
          The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2008 and September 30, 2007:
Level 3 Financial Assets

						Changes in
						unrealized gains
		Total gains				and (losses)
		and (losses)			Balance as of	included in earnings
Three months ended	Balance as of	(realized and	Purchases/	Transfers in /	September 30,	related to assets still
September 30, 2008	June 30, 2008	unrealized)	(sales), net	out of Level 3	2008	held at reporting date
Non-derivative trading assets	$135,625	($34,918)	$471	$—	$101,178	($32,302)

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)

						Changes in
						unrealized gains
						and (losses)
		Total gains				included in earnings
		and (losses)			Balance as of	related to assets still
Three months ended	Balance as of	(realized and	Purchases/	Transfers in	September 30,	held at reporting
September 30, 2007	June 30, 2007	unrealized)	(sales), net	of Level 3	2007	date
Non-derivative trading assets	$73,634	($6,312)	$7,643	$5,390	$80,355	($6,312)

						Changes in
						unrealized gains
						and (losses)
		Total gains				included in earnings
	Balance as of	and (losses)			Balance as of	related to assets still
Nine months ended	December 31,	(realized and	Purchases/	Transfers out	September 30,	held at reporting
September 30, 2008	2007	unrealized)	(sales), net	of Level 3	2008	date
Non-derivative trading assets	$171,816	($65,435)	$898	($6,101)	$101,178	($61,520)

						Changes in
						unrealized gains
						and (losses)
		Total gains				included in
	Balance as of	and (losses)			Balance as of	earnings related to
Nine months ended	December 31,	(realized and	Purchases/	Transfers in	September	assets still held at
September 30, 2007	2006	unrealized)	(sales), net	of Level 3	30, 2007	reporting date
Non-derivative trading assets	$56,227	($3,104)	$21,842	$5,390	$80,355	($6,202)
          Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the level 3 assets and were reported in principal transactions, net in the accompanying consolidated statements of operations. Additionally, the change in the unrealized gains and losses are often offset by realized gains and losses during the period.
          Purchases/sales represent the net amount of level 3 assets that were either purchased or sold during the period. The amounts were presented at their transaction values.
          Transfers out of level 3 represent existing financial assets that were previously categorized at a higher level. Transfers into or out of level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets. Transfers were reported at their fair value as of the beginning of the month in which such changes in the fair value inputs occur.
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
(4) Short-Term Borrowings
          The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the nine months ended September 30, 2008 and for the year ended December 31, 2007 were $60,074 and $43,886, respectively. Secured short-term borrowings were $31,547 at the rate in effect of 3.03% as of September 30, 2008. Secured short-term borrowings were $65,099 at the rate in effect of 3.81% as of December 31, 2007. Included in financial instruments owned as of September 30, 2008 and December 31, 2007 was $34,883 of and $83,750, respectively, of corporate bonds in which the lender has a security interest in connection with short-term borrowings.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(5) Commitments and Contingencies
(a) Leases
          As of September 30, 2008, there were no significant changes in the Company’s lease agreements since December 31, 2007.
(b) Litigation
          In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At September 30, 2008, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves may be adjusted as subsequent information becomes available or upon the occurrence of an event that requires an adjustment.
          In April 2008, the Company received a letter from the Chapter 11 Trustee for Sentinel Management Group, Inc. (“Sentinel”) purporting to elect to rescind, pursuant to Sections 13(A) and 13(B) of the Illinois Securities Law of 1953, the sale of certain securities sold by the Company to Sentinel. The Company responded that it was unaware of any facts that would entitle Sentinel to rescind such purchases and rejected the Trustee’s demand. Subsequently, the Company received a subpoena from the Trustee in connection with the Trustee’s investigation under section 1106 of the Bankruptcy Code into Sentinel’s acts, conduct, assets, liabilities and financial condition. In the course of negotiations to limit the scope of the subpoena, the Trustee’s counsel sent the Company’s counsel a letter stating that it was investigating a potential case against the Company relating to all of Sentinel’s purchase of securities from the Company. On October 29, 2008, the Trustee served a supplemental subpoena on the Company. The Trustee’s counsel also stated that it planned to furnish the Company with a draft complaint. As of this time, however, the Trustee has not made or filed any claims against the Company and it is not currently possible to assess the likelihood or amount of any potential losses relating to this matter. The Company is not aware of any facts which would form a valid basis for any such legal claim.
(c) Limited Partnership Commitments
          As of September 30, 2008, the Company had approximately $28,067, including $10,396 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.
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
          A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
September 30, 2008:
Purchased options	$1,975	$580	$77
Written options	$2,287	$250	$314
Short futures contracts	$—	—	—

December 31, 2007:
Purchased options	$1,110	$101	$103
Written options	$2,600	$100	$78
Short futures contracts	$3,923	$—	$—
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
(9) Stock-Based Compensation
          At September 30, 2008, the Company had two types of stock-based compensation arrangements: Restricted Stock Units (“RSUs”) and the 2006 Equity Incentive Plan (the “Plan”). There was no significant change to the RSU balance during the first nine months of 2008.
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
          For 2007 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2007 Bonus Awards, the Company recognizes compensation expense ratably from the grant date to the retirement eligibility date. The Company recorded accelerated non-cash incremental compensation expense of $5,094 in the first nine months of 2008 related to 2007 Bonus Awards granted to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting).
(10) Earnings Per Share
          The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted EPS-net (loss) / income	$(23,000)	$5,535	$(40,237)	$23,650

Denominator for EPS — weighted average number of common shares outstanding(*):
Basic	30,794,738	30,665,945	30,776,870	30,636,898
Effect of dilutive securities — restricted stock	—	880,331	—	900,290

Diluted	30,794,738	31,546,276	30,776,870	31,537,188

Earnings per common share(*):
Basic	$(0.75)	$0.18	$(1.31)	$0.77

Diluted	$(0.75)	$0.18	$(1.31)	$0.75

(*)	In accordance with SFAS No. 128, as a result of a net loss, basic and diluted common shares outstanding are equal for the three and nine months ended September 30, 2008.
(11) Income Taxes
          Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect as a result of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption. In addition, the following information required by FIN 48 is provided:
•	Gross unrecognized tax benefits, including interest were $8,545 as of January 1, 2008 and $9,463 as of September 30, 2008, the majority of which, if recognized, would impact the effective tax rate.

•	Following the adoption of FIN 48, the Company continues to classify interest and penalties, if any, related to tax uncertainties as income tax expenses. As of January 1, 2008 and September 30, 2008, total interest of $1,294 and $1,915, respectively, was included in the gross unrecognized tax benefit indicated above.

•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2004. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

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
(14) Net Capital Requirement
          Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $3,468 as of September 30, 2008. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

September 30, 2008
Net Capital	$141,948
Excess	$138,480
          KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of September 30, 2008, KBWL was in compliance with its local capital adequacy requirements. At September 30, 2008, KBWL’s total capital of approximately $33,066 exceeded the capital requirement by approximately $23,354. The regulatory requirements referred to above restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which was approximately $175,014 as of September 30, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.
Cautionary Statement Regarding Forward-Looking Statements
          We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies, the identification of market opportunities and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A of this report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Overview
          We are a full service investment bank specializing in the financial services industry. Our principal activities are: (i) investment banking, including mergers and acquisitions (“M&A”) and other strategic advisory services, equity and fixed income securities offerings and mutual thrift conversions, (ii) equity and fixed income sales and trading, with an emphasis on institutional customers investing in the small and mid-cap segments, and a wide range of fixed income securities, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make informed investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients, as well as various investment vehicles.
          Within our full service business model, our focus includes bank and thrift holding companies, banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. We emphasize serving investment banking clients in the small and mid-cap segments of the financial services industry although our clients also include many large-cap companies. Our sales customers are primarily institutional investors.
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
          Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of those markets, the level and shape of the yield curve, political events and regulatory developments and competition. These factors impact our investment banking operations, including the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. These market forces may cause our revenues and earnings to fluctuate significantly from period to period, and the results of any one period should not be considered indicative of future results. See “-Business Environment.”

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
Business Environment
          Our business activities focus on the financial services sector. This financial services industry remains one of the largest sectors of the U.S. and European economies. As of September 30, 2008 the market capitalization of financial companies accounted for 15.8% of all companies in the S&P 500 Index, 19.2% or the S&P MidCap 400 Index, and 19.1% of the S&P SmallCap 600 Index. In the UK, financials accounted for 25.3% of the FTSE Eurofirst Index. In the U.S. this sector remains highly fragmented. There are approximately 1,400 publicly traded banks and thrifts and 8,400 different banking entities in the U.S. Because of our focus, we are particularly impacted by economic and market conditions affecting this sector. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector.
          Currently, U.S. market and economic conditions have experienced unprecedented volatility and change. In recent months, the landscape of the U.S. financial services industry changed dramatically. In September 2008, the U.S. federal government assumed a conservatorship role in two government sponsored entities (“GSEs”), Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, in response to liquidity and capitalization issues affecting the GSEs and the potential impact of further deterioration in the GSEs on the global financial system. In September 2008, Lehman Brothers Holdings Inc. declared bankruptcy, the Bank of America Corp. announced and signed an agreement to acquire Merrill Lynch & Co., Inc. and the U.S. federal government provided a loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. Several large bank holding companies have been sold, in whole or in part, as a result of the intervention of federal bank regulators, including Washington Mutual Inc. and Wachovia Corporation. Major investment banks, Morgan Stanley and Goldman Sachs Group, Inc., received approval from the Federal Reserve to become federal bank holding companies.
          The U.S. government has begun the implementation under the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted in October 2008, of a $250 billion Capital Purchase Program (“CPP”) implemented under authority provided by the EESA, as well as new senior debt guarantee and non-interest bearing deposit guarantee programs. Under the CPP, the U.S. Department of Treasury (“Treasury”) will provide capital to qualifying financial institutions by purchasing non-voting preferred securities representing at least 1% of the qualifying institution’s risk-weighted assets, but limited to the lesser of 3% of the qualifying institution’s risk-weighted assets or $25 billion. We believe that many institutions will utilize this attractive source of capital. The securities may only be redeemed during the first three years following issuance from the proceeds of an offering of Tier 1 perpetual preferred or common stock. The Treasury will also receive warrants to purchase common equity on favorable terms which may be transferable, subject to certain limitations.
          Additional relief will be provided by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”) which will guarantee newly-issued senior unsecured debt obligations issued by banks, thrifts, and qualifying bank and thrift holding companies on or before June 30, 2009. Guarantees under the TLGP would remain in effect, regardless of the term of the underlying obligation, until June 30, 2012. Participation in the TLGP would be mandatory for the first 30 days. The Treasury announced that it is also working on a program that would govern assistance to failing institutions that are deemed to be systemically significant, such as the assistance originally agreed to be issued by the FDIC in connection with Wachovia Corporation.
          Coordinated global action by various government agencies and central banks has been implemented with a view to restoring capital, creating market liquidity and opening credit sources. Several large international financial institutions have been closed, required to enter into mergers or broken up into various components.
          While there have been some signs that the efforts by the U.S. government, in coordination with certain international efforts may open credit flows and stabilize markets, it is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues. Even the successful implementation of some of these initiatives may influence the number, size and structure of capital markets and mergers and acquisitions transactions and our ability to participate in these transactions. The availability of capital from the Treasury could be a significant source of competition for traditional private capital markets transactions. However, it is also possible that many companies will consider capital markets transactions to supplement capital raised from the Treasury or to redeem securities and reduce the dilutive effect of the warrants issued to the Treasury. The addition of capital made available by the Treasury may provide sufficient strength and stability for certain institutions to pursue attractive mergers or other business acquisitions. We believe that we are well capitalized and have no plans to seek government assistance or change our business model.
Results of Operations
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
Overview
          Total revenues were $53.6 million for the three months ended September 30, 2008, a decrease of $47.5 million compared with $101.1 million for the same period in 2007. This decrease was primarily due to the increase in the net losses in principal transactions, net of $38.9 million in 2008 over the same period in 2007 and a decrease in investment banking revenues of $14.1 million, partially offset by an increase in commissions revenue of $10.1 million.
          Total expenses were $91.8 million for the three months ended September 30, 2008, compared with $91.3 million for the same period in 2007. The increase was primarily due to increases in compensation and benefits expense and communications and data processing expense.
          We recorded a net loss of $23.0 million, or $0.75 per diluted share, for the three months ended September 30, 2008, compared with net income of $5.5 million, or $0.18 per diluted share, for the same period in 2007. After adjusting for the stock compensation expense with respect to the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net loss was $21.3 million, or $0.69 per diluted share for the three months ended September 30, 2008, compared with net income of $7.3 million, or $0.23 per diluted share in the same period in 2007. See “- Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
          The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Period-to-Period
	2008	2007	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$46,042	$60,132	$(14,090)	(23.4)%
Commissions	54,527	44,457	10,070	22.7
Principal transactions, net	(53,836)	(14,943)	(38,893)	N/M
Interest and dividend income	5,891	10,317	(4,426)	(42.9)
Investment advisory fees	222	436	(214)	(49.1)
Other	789	736	53	7.2

Total revenues	53,635	101,135	(47,500)	(47.0)

Expenses:
Compensation and benefits	60,318	58,658	1,660	2.8

Non-compensation expenses:
Occupancy and equipment	5,297	4,922	375	7.6
Communications and data processing	7,290	6,205	1,085	17.5
Brokerage and clearance	6,039	6,361	(322)	(5.1)
Interest	871	4,610	(3,739)	(81.1)
Business development	5,054	5,105	(51)	(1.0)
Other	6,902	5,412	1,490	27.5

Total non-compensation expenses	31,453	32,615	(1,162)	(3.6)

Total expenses	91,771	91,273	498	0.5

(Loss) / income before income tax (benefit) / expense	(38,136)	9,862	(47,998)	N/M
Income tax (benefit) / expense	(15,136)	4,327	(19,463)	N/M

Net (loss) / income	$(23,000)	$5,535	$(28,535)	N/M %

N/M=	Not Meaningful

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
          We have reported our net (loss) / income, compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, and basic and diluted (loss) / earnings per share on a non-GAAP basis for the three months and nine months ended September 30, 2008 in our October 22, 2008 press release. The non-GAAP amount excluded compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.
          The following table provides details with respect to reconciling compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, net (loss) / income, and basic and diluted earnings per share on a GAAP basis for the three months ended September 30, 2008 and 2007 to the aforementioned captions on a non-GAAP basis in the same respective periods.
          (Dollars in thousands, except per share information)

Three Months Ended September 30, 2008
		Reconciliation
	GAAP	Amount		Non-GAAP
Compensation and benefits expense	$60,318	$(2,843	) (a)	$57,475

(Loss) / income before income tax (benefit) / expense	$(38,136)	$2,843	(a)	$(35,293)
Income tax (benefit) / expense	$(15,136)	$1,145	(b)	$(13,991)

Net (loss) / income	$(23,000)	$1,698	(c)	$(21,302)

Earnings per share (d):
Basic	$(0.75)	$0.06		$(0.69)
Diluted	$(0.75)	$0.06		$(0.69)

Weighted average number of common shares outstanding (d):
Basic	30,794,738	—	(e)	30,794,738
Diluted	30,794,738	—	(e)	30,794,738

Three Month Non-GAAP Financial Measures (Continued)

Three Months Ended September 30, 2007
		Reconciliation
	GAAP	Amount		Non-GAAP

Compensation and benefits expense	$58,658	$(3,128	) (a)	$55,530

Income before income tax expense	$9,862	$3,128	(a)	$12,990
Income tax expense	$4,327	$1,372	(b)	$5,699

Net income	$5,535	$1,756	(c)	$7,291

Earnings per share:
Basic	$0.18	$0.06		$0.24
Diluted	$0.18	$0.05		$0.23

Weighted average number of common shares outstanding:
Basic	30,665,945	—	(e)	30,665,945
Diluted	31,546,276	—	(e)	31,546,276

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment with respect to income tax (benefit) / expense represents the elimination of the tax (benefit) / expense resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding are equal for the quarter ended September 30, 2008.

(e)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
          Our management utilizes these non-GAAP calculations in understanding and analyzing our financial results. Our management believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.
          A limitation of utilizing these non-GAAP measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that our GAAP measures of net (loss) / income, compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, and basic and diluted (loss) / earnings per share and the same respective non-GAAP measures of our financial performance should be considered together.
          We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards.
Revenues
Investment Banking
          Investment banking revenue was $46.0 million for the three months ended September 30, 2008, a decrease of $14.1 million, or 23.4%, compared with $60.1 million for the same period in 2007. This decrease was primarily due to a $13.4 million decrease in M&A and advisory fees to $10.6 million for the three months ended September 30, 2008 compared with $24.0 million in the same period in 2007, reflecting fewer transactions in 2008 in addition to a larger-than-average M&A and advisory fee which was recorded during the third quarter of 2007. Capital markets revenue was $35.4 million for the three months ended September 30, 2008, a slight decrease of $0.7 million, or 1.9%, compared with $36.1 million for the same period in 2007. The decrease in capital markets revenue was primarily due to fewer underwriting transactions for the three months ended September 30, 2008 compared with the same period in 2007, substantially offset by a significantly larger-than-average private placement transaction which closed during the third quarter of 2008.
Commissions
          Commissions revenue increased $10.0 million, or 22.7%, to $54.5 million for the three months ended September 30, 2008 compared with $44.5 million for the same period in 2007. This overall increase was due to increases of $8.7 million and $1.4 million in commissions revenue on U.S. and European equity securities, respectively. The increase in commissions revenue was primarily a result of higher volume in equity trading for customers as a result of the especially volatile market for U.S. financial services stocks.
Principal Transactions, Net
          Principal transactions resulted in a net loss of $53.8 million for the three months ended September 30, 2008 compared to a net loss of $14.9 million for the same period of 2007. The net loss in principal transactions was primarily a result of a loss of $26.7 million related to trust preferred and other capital securities issued by banking and insurance companies and a loss of $23.9 million related to CDOs primarily collateralized by banking and insurance company trust preferred and capital securities for the three months ended September 30, 2008 compared to net losses of $9.2 million and $4.5 million, respectively, for the same 2007 period. Fixed income sales and trading, excluding the aforementioned CDO positions, resulted in a net gain of $2.5 million for the three months ended September 30, 2008, compared to a net loss of $0.7 million for the same period of 2007. Other investments comprised of strategic principal investments of a long term nature resulted in net losses of $5.2 million for the three months ended September 30, 2008, compared to a net loss of $0.9 million for the same period of 2007. Equity market making and trading of equity securities for our own account resulted in a net loss of $0.6 million for the three months ended September 30, 2008, compared with a net gain of $0.3 million for the same period of 2007.
          The net loss in the quarter was predominantly a result of market value adjustments on PreTSL™ related securities and reflects the unprecedented decline in the market value of most financial services industry securities and in particular the securities of U.S. banking companies during the third quarter of 2008. Trust preferred and other capital securities of banking and insurance companies, all of which were performing, were carried at an aggregate fair value of approximately $35 million (or 42% of original par value and an unrealized loss of approximately $48 million) at September 30, 2008. Trust preferred backed CDOs, including PreTSL™ securities, were carried at an aggregate fair value of approximately $27 million (or 42% of original cost and an unrealized loss of approximately $37 million) at September 30, 2008. All rated CDO securities were performing at September 30, 2008.
          Adverse market conditions, as described in “-Business Environment,” continued during the quarter. Investor demand continued to diminish for many classes of fixed income securities as the deteriorating credit markets experienced dislocation, illiquidity and wider credit spreads. As a result, the fair value of our fixed income financial instruments was impacted by these market fluctuations.
Interest and Dividend Income
          Interest and dividend income was $5.9 million for the three months ended September 30, 2008, a decrease of $4.4 million, or 42.9%, compared with $10.3 million for the same period in 2007. This decrease was primarily due to lower average holdings of fixed income financial instruments and securities purchased under resale agreements in the third quarter of 2008 compared with the same period in 2007.
Expenses
Compensation and Benefits
          Compensation and benefits expense was $60.3 million for the three months ended September 30, 2008, an increase of $1.6 million, or 2.8%, compared with $58.7 million for the same period of 2007. Compensation and benefits expense reflects the accrual of our current expectations for the full year as well as our intent to compensate for production.
Communications and Data Processing
          Communications and data processing expense was $7.3 million for the three months ended September 30, 2008, an increase of $1.1 million, or 17.5%, compared with $6.2 million for the same period in 2007. This increase was primarily due to higher market data costs.

Brokerage and Clearance
          Brokerage and clearance expense decreased $0.4 million, or 5.1%, to $6.0 million for the three months ended September 30, 2008 compared with $6.4 million for the same period in 2007. This decrease was primarily a result of decreases in clearing costs.
Interest
          Interest expense decreased $3.7 million, or 81.1%, to $0.9 million for the three months ended September 30, 2008 compared with $4.6 million for the same period in 2007. This decrease was primarily due to lower average balances of securities sold under repurchased agreements and reduced interest rates in the third quarter of 2008 relative to the same 2007 period.
Other
          Other expense was $6.9 million for the three months ended September 30, 2008, an increase of $1.5 million, or 27.5%, compared with $5.4 million for the same period in 2007. The increase was primarily due to higher legal costs and company contributions partially offset by lower consulting costs.
Income Tax Benefit / Expense
          Income tax benefit was $15.1 million for the three months ended September 30, 2008, which resulted in an effective tax rate of 39.7%, compared with income tax expense of $4.3 million for the same period in 2007, which resulted in an effective tax rate of 43.9%. The change in rate is due to permanent differences which reduce the tax benefit in a loss period.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
Overview
          Total revenues were $199.7 million for the nine months ended September 30, 2008, a decrease of $122.5 million compared with $322.2 million for the same period in 2007. The decrease was primarily due to net losses of $113.0 million in principal transactions in 2008 compared to net losses in 2007 totaling $3.1 million and decreases in investment banking revenues of $37.7 million and interest and dividend income of $7.2 million, partially offset by an increase in commissions revenue of $33.0 million.
          Total expenses were $266.0 million for the nine months ended September 30, 2008 compared with $279.9 million for the same period in 2007. This decrease was primarily due to decreases in compensation and benefits expense and interest expense.
          We recorded a net loss of $40.2 million, or $1.31 per diluted share, for the nine months ended September 30, 2008 compared with net income of $23.7 million, or $0.75 per diluted share for the nine months ended September 30, 2007. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net loss was $35.1 million, or $1.14 per diluted share for the nine months ended September 30, 2008, compared with net income of $28.9 million, or $0.91 per diluted share for the same period in 2007. See “-Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

          The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Nine Months Ended
	September 30,		Period-to-Period
	2008	2007	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$136,382	$174,077	$(37,695)	(21.7)%
Commissions	152,894	119,857	33,037	27.6
Principal transactions, net	(112,973)	(3,134)	(109,839)	N/M
Interest and dividend income	20,351	27,544	(7,193)	(26.1)
Investment advisory fees	815	1,258	(443)	(35.2)
Other	2,189	2,564	(375)	(14.6)

Total revenues	199,658	322,166	(122,508)	(38.0)

Expenses:
Compensation and benefits	177,251	188,882	(11,631)	(6.2)

Non-compensation expenses:
Occupancy and equipment	14,579	13,977	602	4.3
Communications and data processing	20,632	17,771	2,861	16.1
Brokerage and clearance	19,079	17,417	1,662	9.5
Interest	4,115	11,273	(7,158)	(63.5)
Business development	12,971	12,300	671	5.5
Other	17,373	18,317	(944)	(5.2)

Total non-compensation expenses	88,749	91,055	(2,306)	(2.5)

Total expenses	266,000	279,937	(13,937)	(5.0)

(Loss) / income before income tax (benefit) / expense	(66,342)	42,229	(108,571)	N/M
Income tax (benefit) / expense	(26,105)	18,579	(44,684)	N/M

Net (loss) / income	$(40,237)	$23,650	$(63,887)	N/M %

N/M=Not Meaningful
Nine Month Non-GAAP Financial Measures
          We have reported our net (loss) / income, compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, and basic and diluted (loss) / earnings per share on a non-GAAP basis for the three months and nine months ended September 30, 2008 in our October 22, 2008 press release. The non-GAAP amount excluded compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.
          The following table provides details with respect to reconciling compensation and benefits expense, (loss) / income before income tax (benefit) / expense, income tax (benefit) / expense, net (loss) / income, and basic and diluted earnings per share on a GAAP basis for the nine months ended September 30, 2008 and 2007 to the aforementioned captions on a non-GAAP basis in the same respective periods.

Nine Month Non-GAAP Financial Measures (Continued)

Nine Months Ended September 30, 2008
		Reconciliation
	GAAP	Amount		Non-GAAP

Compensation and benefits expense	$177,251	$(8,389	) (a)	$168,862

(Loss) / income before income tax (benefit) / expense	$(66,342)	$8,389	(a)	$(57,953)
Income tax (benefit) / expense	$(26,105)	$3,301	(b)	$(22,804)

Net (loss) / income	$(40,237)	$5,088	(c)	$(35,149)

Earnings per share (d):
Basic	$(1.31)	$0.17		$(1.14)
Diluted	$(1.31)	$0.17		$(1.14)

Weighted average number of common shares outstanding (d):
Basic	30,776,870	—	(e)	30,776,870
Diluted	30,776,870	—	(e)	30,776,870

Nine Months Ended September 30, 2007
		Reconciliation
	GAAP	Amount		Non-GAAP

Compensation and benefits expense	$188,882	$(9,290	) (a)	$179,592

Income before income tax expense	$42,229	$9,290	(a)	$51,519
Income tax expense	$18,579	$4,088	(b)	$22,667

Net income	$23,650	$5,202	(c)	$28,852

Earnings per share:
Basic	$0.77	$0.17		$0.94
Diluted	$0.75	$0.16		$0.91

Weighted average number of common shares outstanding:
Basic	30,636,898	—	(e)	30,636,898
Diluted	31,537,188	—	(e)	31,537,188

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment with respect to income tax (benefit) / expense represents the elimination of the tax (benefit) / expense resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding are equal for the nine months ended September 30, 2008.

(e)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
     See the section entitled “—Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why our management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.

Revenues
Investment Banking
          Investment banking revenue was $136.4 million for the nine months ended September 30, 2008, a decrease of $37.7 million, or 21.7%, compared with $174.1 million for the same period in 2007. The decrease was primarily due to a $38.1 million decrease in capital markets revenue to $71.4 million, partially offset by a $0.5 million increase in M&A and advisory fees to $65.0 million for the nine months ended September 30, 2008 compared with the same period in 2007. The decrease in capital markets revenue was primarily due to the absence of PreTSL™ transactions during 2008 compared with two larger than average PreTSL™ transactions completed during the same period in 2007. Poor market conditions for securitizations continued during the period, as described in “-Business Environment,” and would need to improve before PreTSL™ structured finance transactions could approach transaction sizes and levels of profitability that existed prior to the second half of 2007. In addition, there was a decline in underwriting deal activity in 2008 which was partially offset by a significantly larger-than-average private placement transaction which closed during the third quarter of 2008. The slight increase in M&A and advisory fees was primarily due to the larger average transaction fee for merger transactions that closed during the first nine months of 2008 compared with the average transaction fee in the same period in 2007.
Commissions
          Commissions revenue increased $33.0 million, or 27.6%, to $152.9 million for the nine months ended September 30, 2008, compared with $119.9 million for the same period of 2007, primarily due to increases of $26.7 million, and $6.3 million, in commissions revenue on US and European equity securities, respectively. This increase in commissions revenue was primarily a result of higher volume in equity trading for customers as a result of the especially volatile market for U.S. financial services stocks in the first nine months of 2008.
Principal Transactions, Net
          Principal transactions resulted in a net loss of $113.0 million for the nine months ended September 30, 2008 compared to a net loss of $3.1 million for the same period of 2007. The net loss in principal transactions was primarily a result of a loss of $50.4 million related to trust preferred and other capital securities issued by banking and insurance companies and a loss of $45.2 million related to CDOs primarily collateralized by banking and insurance company trust preferred and capital securities for the nine months ended September 30, 2008 compared to net losses of $10.7 million and $2.9 million, respectively, for the same 2007 period. Fixed income sales and trading, excluding the aforementioned CDO positions, resulted in a net gain of $2.0 million for the nine months ended September 30, 2008, compared to a net gain of $3.1 million for the same period of 2007. Other investments comprised of strategic principal investments of a long term nature resulted in net losses of $11.3 million for the nine months ended September 30, 2008, compared to a net gain of $1.9 million for the same period of 2007. Equity market making and trading of equity securities for our own account resulted in a net loss of $8.1 million for the nine months ended September 30, 2008, compared with a net gain of $5.5 million for the same period of 2007.
Interest and Dividend Income
          Interest and dividend income was $20.4 million for the first nine months ended September 30, 2008, a decrease of $7.1 million, or 26.1%, compared with $27.5 million for the same period of 2007, primarily due to lower holdings of fixed income financial instruments securities purchased under resale agreements in the first nine months of 2008 compared with the same period of 2007.
Expenses
Compensation and Benefits
          Compensation and benefits expense decreased $11.6 million, or 6.2%, to $177.2 million for the nine months ended September 30, 2008 compared with $188.9 million for the same period in 2007. The decrease was primarily due to a decrease in the bonus accrual for the first nine months of 2008 compared with the same period in 2007, partially offset by an increase in the expense related to the amortization of restricted stock awards. Compensation and benefits expense reflects the accrual of our current expectations for the full year as well as our intent to compensate for production.

Communications and Data Processing
          Communications and data processing expense was $20.6 million for the nine months ended September 30, 2008, an increase of $2.8 million, or 16.1%, compared with $17.8 million for the same period in 2007, primarily due to higher market data costs.
Brokerage and Clearance
          Brokerage and clearance expense was $19.1 million for the nine months ended September 30, 2008, an increase of $1.7 million, or 9.5%, compared with $17.4 million for the same period of 2007. This increase was primarily a result of higher volume in equity trading for customers as a result of volatility in the marketplace particularly for financial services stocks, partially offset by decreases in clearing costs.
Interest
          Interest expense decreased $7.2 million, or 63.5%, to $4.1 million for the nine months ended September 30, 2008 compared with $11.3 million for the same period in 2007. The decrease was primarily due to lower average balances of securities sold under repurchased agreements and reduced interest rates in the first nine months in 2008 relative to the same 2007 period.
Business Development
          Business development expense was $13.0 million for the nine months ended September 30, 2008, an increase of $0.7 million, or 5.5%, compared with $12.3 million for the same period of 2007. The increase was primarily due to higher travel and entertainment expenses.
Other
          Other expense decreased $0.9 million, or 5.2%, to $17.4 million for the nine months ended September 30, 2008 compared with $18.3 million for the same period in 2007. The decrease was primarily due to lower consulting costs, partially offset by higher legal costs in the first nine months in 2008 relative to the same 2007 period.
Income Tax Benefit / Expense
          Income tax benefit was $26.1 million for the nine months ended September 30, 2008, which resulted in an effective tax rate of 39.3%, compared with income tax expense of $18.6 million for the same period of 2007, which resulted in an effective tax rate of 44.0%. The change in rate is due to permanent differences which reduce the tax benefit in a loss period.

Critical Accounting Policies and Estimates
          The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in the section entitled “Risk Factors” in Part II, Item 1A of this report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.
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
Fair Value Hierarchy
          In determining fair value, we utilize various methods including the market and income approaches. Based on these approaches, we utilize assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:
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
          Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, agency mortgage-backed securities and certain restricted stock.
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
          Fair value of level 3 CDOs, which are primarily collateralized by banking and insurance company trust preferred and capital securities, was determined by utilizing discounted cash flow models. Key assumptions utilized in this valuation technique include default assumptions and discount rates based on market perception of risk. The variables affecting fair value estimates of these financial instruments can change rapidly and unexpectedly, which could have a significant impact on the fair value estimates of these financial instruments.
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
          Our level 3 assets were $101.2 million as of September 30, 2008. This represented approximately 16% of total assets and approximately 48% of total assets measured at fair value.
          The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
          Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. When market assumptions are not readily available, management’s assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from level 1 to level 2, or from level 2 to level 3. There were no transfers into level 3 during the quarter ended September 30, 2008.
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
Contractual Obligations
          As of September 30, 2008, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2007.
Off-Balance Sheet Arrangements
          We had no material off-balance sheet arrangements as of September 30, 2008. However, as described in Item 3 — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
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
          Our operating activities generate or use cash resulting from net income or loss and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in the types of and value of the financial instruments owned on a proprietary basis and shifts in our investment positions in response to changes in our trading strategies or prevailing market conditions. We have not relied significantly on leverage. Our moderate use of leverage does not expose us to potential requirements to sell assets as a result of margin calls due to decreases in the fair value of financial instruments.
          We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of September 30, 2008, we had liquid assets of $334.7 million, primarily consisting of cash and cash equivalents, receivables from clearing brokers and securities purchased under resale agreements. We also periodically utilize short- term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSL™ product pool formation. On two occasions in the past three years, we obtained a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time.
          Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source. We do not currently have any long term debt obligations and therefore, are not exposed to the breach of any debt covenants.
          In September 2008, we filed a “universal” shelf registration statement on form S-3 with the Securities and Exchange Commission. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, senior debt securities, subordinated debt securities, warrants, stock purchase contracts, and stock purchase units. We may offer any of these securities independently or together in any combination with other securities. In addition, selling shareholders may use the shelf registration statement to offer, from time to time, shares of our common stock.
          As of September 30, 2008 we were a “well-known seasoned issuer,” as such term is defined in the federal securities laws. Our status as a well-known seasoned issuer enables us, among other things, to enter the public markets and consummate sales off the shelf registration statement in rapid fashion and with little or no notice.
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
          As a registered broker-dealer and member firm of the NYSE, Keefe is subject to the uniform net capital rule of the SEC. We use the basic method permitted by the uniform net capital rule, which generally requires that the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We do not expect that these limits will materially impact our ability to meet our current and future obligations. We have not been the subject to any regulatory restrictions as a result of the decreases in the fair value of our financial instruments.
          At September 30, 2008, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $141.9 million, or $138.5 million in excess of the minimum required net capital.
          KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital exceeded the capital requirement by approximately $23.4 million at September 30, 2008.
          The regulatory requirements referred to above restrict our ability to withdraw capital from our regulated subsidiaries, which was approximately $175.0 million at September 30, 2008.
Cash Flows
          Nine months ended September 30, 2008. Cash decreased $17.1 million in the nine months ended September 30, 2008, primarily due to negative cash flows from operating activities.
          Our operating activities used $10.1 million of cash due to a net loss of $40.2 million, adjusted for non-cash revenue and expense items of $12.5 million, and cash used from decreasing operating liabilities by $205.7 million, offset by cash provided from operating assets of $223.3 million. The non-cash items consisted of amortization of stock-based compensation related to restricted stock of $24.6 million, deferred income tax benefits of $15.7 million and depreciation and amortization expense of $3.6 million. Cash used from the decreases in operating liabilities consisted primarily of decreases in securities sold under repurchase agreements of $71.6 million, accounts payable, accrued expenses and other liabilities of $66.7 million, financial instruments sold, not yet purchased, at fair value of $39.0 million and short-term borrowings of $33.6 million. The increase in cash provided by operating assets was primarily attributable to decreases in financial instruments owned, at fair value of $170.7 million and receivables from clearing broker of $52.1 million.
          We used $2.8 million in our investing activities, in the purchase of fixed assets. Cash provided from financing activities was $0.3 million primarily as a result of the repayment of loans we provided to certain employees in connection with their purchase of our common stock.
          Nine months ended September 30, 2007. Cash increased $10.3 million during the nine months ended September 30, 2007, primarily as a result of cash generated through our operating activities.
          Operating activities for the nine months ended September 30, 2007 produced $8.4 million. This positive cash flow resulted from net income of $23.7 million, reduced for non-cash revenue and expense items of $1.2 million and cash provided from the increase in operating liabilities of $48.1 million offset by cash used through the increase in operating assets of $62.2 million. The non-cash adjustments consisted of non-monetary revenue of $6.5 million, amortization of stock-based compensation related to restricted stock of $15.9 million, depreciation and amortization expense of $3.6 million, and deferred income tax benefits of $14.2 million. Cash generated from the increase in operating liabilities consisted primarily of an increase in securities sold under repurchase agreements of $38.6 million and short-term borrowings of $56.3 million offset by declines in accounts payable, accrued expenses and other liabilities of $33.0 million, financial instruments sold, not yet purchased, at fair value of $10.9 million and income taxes payable of $3.9 million. The cash used in the increase in the operating assets was primarily attributable to an increase in financial instruments owned, at fair value of $153.2 million, partially offset by a decline in receivables from clearing brokers of $78.4 million and securities purchased under resale agreements of $13.9 million.
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
          The following table sets forth our month-end high, low and average long/short financial instruments owned for the nine months ended September 30, 2008:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$102,941	$59,822		$79,490
Corporate and other debt	$235,444	$86,097		$169,366
U.S. Government and agency securities	$9,972	$—		$1,166
Mortgage backed securities	$14,839	$—		$1,484
Other investments	$54,540	$39,254		$47,914
Short Value:			$
Equities	$48,061	$19,535		$36,269
Corporate and other debt	$7,034	$—		$1,976
U.S. Government and agency securities	$23,780	$—		$5,961
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
          In April 2008, we received a letter from the Chapter 11 Trustee for Sentinel Management Group, Inc. (“Sentinel”) purporting to elect to rescind, pursuant to Sections 13(A) and 13(B) of the Illinois Securities Law of 1953, the sale of certain securities sold to Sentinel. We responded that we were unaware of any facts that would entitle Sentinel to rescind such purchases and rejected the Trustee’s demand. Subsequently, we received a subpoena from the Trustee in connection with the Trustee’s investigation under section 1106 of the Bankruptcy Code into Sentinel’s acts, conduct, assets, liabilities and financial condition. In the course of negotiations to limit the scope of the subpoena, the Trustee’s counsel sent our counsel a letter stating that it was investigating a potential case against us relating to all of Sentinel’s purchase of securities from us. On October 29, 2008, the Trustee served a supplemental subpoena on us. The Trustee’s counsel also stated that it planned to furnish us with a draft complaint. As of this time, however, the Trustee has not made or filed any claims against us and it is not currently possible to assess the likelihood or amount of any potential losses relating to this matter. We are not aware of any facts which would form a valid basis for any such legal claim.

ITEM 1A. Risk Factors
          The following risk factors amend or supplement in their entirety the risk factors previously included in our Annual Report on Form 10-K for the Year Ended December 31, 2007. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock would likely decline, and you could lose all or part of your investment in our common stock.
Risks Related to Our Business
Difficult market conditions have adversely affected the financial services industry, which is the industry on which we focus.
          We focus on the financial services industry, which is experiencing unprecedented change and volatility. During 2008, several banks and securities firms in the United States and elsewhere have failed outright or have been acquired by other financial institutions, often in distressed sales. In the United States, where our principal businesses are conducted, declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and resulted in material writedowns of asset values by financial institutions, including government-sponsored entities, banks, securities firms and insurers. These writedowns have caused many financial institutions to seek additional capital, often at substantial discounts from previously reported stock prices, even as confidence and stock prices have fallen. Concern about the stability of financial markets and the strength of counterparties has caused many traditional sources of credit, such as banks, securities firms and insurers, as well as institutional and private investors, to reduce or cease providing funding to borrowers. As described in the following risk factor, the U.S. government has adopted numerous measures in an attempt to stabilize the financial markets and recapitalize major financial institutions. Despite substantial efforts by the U.S. and other governments to restore confidence and reopen sources of credit, it is unknown whether conditions will improve in the near future.
          The injection of a significant amount of equity capital into the U.S. financial industry by the Treasury may change or delay the plans of our clients to conduct capital markets transactions and may delay or slow consolidation in the industry. This factor and/or a continuation or worsening of current conditions may cause us to face some or all of the following risks:
•	The number of M&A transactions where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets and diminished access to financing. Also, these conditions could increase the execution risk in M&A transactions where we act as an adviser.

•	Our opportunity to act as underwriter or placement agent in equity and debt offerings could be adversely affected by competing government sources of equity or by volatile equity or debt markets.

•	We may experience losses in securities trading activities or as a result of write downs in the value of securities that we own as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•	We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

•	Our plans for international expansion, in particular through our UK subsidiary, may not be realized in the current environment.

•	Competition in our investment banking, sales and trading businesses could intensify as a result of the increasing pressures on financial services companies.

•	Our industry could face increased regulation as a result of legislative or regulatory initiatives, and the responsibilities of the SEC and other federal agencies may be reallocated.

•	Government intervention may not succeed in stabilizing the financial and credit markets and may have negative consequences for our business.
Current and future government intervention in the financial and credit markets may alter the industry and have negative consequences for our business and may diminish the opportunities available to us.
          The U.S. and foreign governments have intervened in 2008 to an unprecedented extent in the financial and credit markets. Among other things, U.S. government regulators have encouraged, and in some cases structured and provided financial assistance for, business combinations among banks, securities firms, insurers and other financial companies.
          Both the Housing and Economic Recovery Act of 2008 and the EESA have been enacted in an effort to restore confidence and stability in the financial markets. The Housing and Economic Recovery Act provides support for homeowners, including a mortgage re-financing program and additional assistance to and regulation of the government-sponsored enterprises involved with housing. The EESA provides the Treasury with up to $700 billion for various measures intended to stabilize the financial markets. A substantial portion of this amount has already been allocated to the government’s purchase of equity positions in U.S. banks for the purpose of increasing their Tier 1 capital, and additional amounts are expected to be used for this purpose. The Treasury, the Federal Reserve and the FDIC are implementing an array of other assistance programs, including guarantees of bank debt, expanded insurance of bank deposits, direct purchases of commercial paper from issuers and insurance for holders of money market funds.
          Many of the recently enacted or proposed government measures are far-reaching and without historical precedent. Furthermore, the U.S. government has stated its willingness to implement additional measures as it may see fit to address changes in market conditions. There can be no assurance that any or all of these measures will succeed in stabilizing and providing liquidity to the U.S. financial markets.
          Some of the current or future government measures may have negative consequences for our business and may diminish the opportunities available to us. For example, government support to or assistance for troubled financial services companies may reduce potential M&A opportunities, and government purchases of equity positions in financial companies may satisfy or reduce the immediate need for such companies to engage in other capital-raising transactions or make such companies less attractive candidates for capital raising transactions in the private sector. The terms on which the government may provide support, such as the requirement for issuance of warrants or limitations on the ability to increase dividends or conduct buy backs, may also diminish the economic benefits available to other potential investors in future private sector transactions. In addition, to the extent uncertainty may exist regarding the impact or scope of government measures on specific companies, such companies may be limited in their ability to proceed with recapitalization or restructuring proposals or other alternatives until such uncertainty is removed. As many of these government initiatives have only recently been implemented or have yet to be implemented, we cannot currently foresee or prepare for all the consequences of these initiatives.
Lack of sufficient liquidity or access to capital could impair our business and financial condition.
          Historically, we have satisfied our need for funding from internally generated funds, sales of shares of our common stock to our employees and to the public in our initial public offering and short term loans from third parties. As a result of the low level of leverage which we have traditionally employed in our business model, we have not been forced to significantly curtail our business activities as a result of lack of credit sources and we believe that our capital resources are currently sufficient to continue to support our current business activities. In the event existing internal and external financial resources did not satisfy our needs, we might have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry. Similarly, our access to funds may be impaired if regulatory authorities take significant action against us.
Fair value issues will present continuing challenges.
          We maintain inventories of securities as a market maker of equity and fixed income securities. We also hold various trust preferred and debt securities issued by financial institutions which were purchased for inclusion in future pools of such securities in our PreTSL product. In addition we make investments in various privately placed securities, including restricted debt and equity securities and interests in certain private investment partnerships or similar entities. Certain of these securities are highly illiquid due to their inherent nature or contractual or other restrictions on resale. In the present market environment, even the markets for transferable instruments have become substantially more illiquid. As a result, the valuation of such securities held for inclusion in future pools, held in our secondary market trading inventory or held for investment is complex and involves a comprehensive process, including, in the case of certain securities or tranches of pooled securities, the use of quantitative modeling and management judgment. Valuation of these securities will also continue to be influenced by external market and other factors, including implementation of recent SEC and FASB guidance on fair value accounting, issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposures by selling or hedging our exposures. Our future results of operations and financial condition may continue to be adversely affected by the valuation adjustments that we apply to our portfolio of these securities. For a further discussion regarding the valuation of financial instruments owned see note 3, “Financial Instruments,” to our consolidated financial statements.

The soundness of other financial institutions could adversely affect us.
          Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. We have not suffered any material or significant losses as a result of the failure of any financial counterparty at the present time. There is no assurance that any such losses would not materially and adversely affect our results of operations.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.
          Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held responsible for the defaults or misconduct of our customers. Although we review credit exposures to specific clients, customers and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. In addition to our credit risks described above, we are subject to various market, interest rate, inflation and operational risks, including those described under “—Difficult market conditions have adversely affected the financial services industry, which is the industry on which we focus,” “— Our operations and infrastructure may malfunction or fail,” “— Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses,” and “— We may be adversely affected by changes in services and products provided by third parties and increases in related costs.” While we attempt to mitigate these risks through our risk management policies, if any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur significant losses. See Item 7A — “Quantitative and Qualitative Disclosure About Market Risk” — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Item 3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 herein.
Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses.
          We have occasionally invested in our clients’ capital markets transactions, including several of the most recent financial institution recapitalization transactions. In certain cases, there may be contractual “lock-up” periods limiting our ability to immediately liquidate our investments. In addition, occasionally we have been asked, with little or no advance marketing to commit our capital to “bought deals” where we purchase large blocks of stock from publicly-traded issuers or their significant stockholders, instead of the more traditional marketed “book building” underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. We have participated in this practice and may do so from time to time as opportunities may arise. The current uncertainties for values of securities of financial service companies makes such practices riskier than in more stable periods. We may incur losses relating to these transactions.
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
          Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our professionals. Although we do not believe that any one or small number of professionals are critical to our business, our business model is based on the building of long term relationships and our professionals’ personal reputations and relationships with our clients and customers are a critical element in obtaining and executing our engagements. The investment banking sector is subject to high employee turnover generally. We have historically encountered intense competition for qualified employees from other companies in the investment banking sector as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, sales and trading, research and other professionals. Losses of our professionals may occur in the future. The departure or other loss of any professional who manages substantial client or customer relationships and possesses substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations.
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
          The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, historically, the ability to provide debt financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market. If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.
The impact of the current market and regulatory environment on trading customers may adversely affect our sales and trading commission revenues.
          A relatively small number of our institutional investor customers generate a substantial portion of our sales commissions. If any of our key customers departs or reduces its business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.
          A large number of our institutional investor sales and trading customers are also financial institutions, including hedge funds, banks, insurance companies and institutional money managers. The majority of transactions conducted with us relate to financial services companies. The current market environment may cause some of these companies to curtail their investment activities or even cease to do business, which may reduce our commissions. For example, a number of hedge funds have recently been experiencing significant investor requests to withdraw funds in addition to having to curtail certain investing activities as a result of regulatory limitations on short selling. Several hedge fund customers have announced their intention to close.
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
          Our revenues in our asset management business are primarily derived from management fees which are based on committed capital and/or assets under management and incentive fees, which are earned if the return of our managed accounts exceeds certain threshold returns. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.
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
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
          As a holding company, we may require dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries are subordinated to any claims of the creditors of these subsidiaries. None of our subsidiaries had any long term indebtedness to any third party.
Our broker-dealer subsidiaries are subject to regulatory net capital requirements.
          Keefe, Bruyette & Woods, Inc., our U.S. broker-dealer subsidiary, is subject to the net capital requirements of the Securities and Exchange Commission, or SEC, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. At this time we have significant capital in excess of these requirements. There are similar financial requirements of the Financial Services Authority (“FSA”) in the United Kingdom related to the activities of Keefe, Bruyette & Woods Limited. Furthermore, the U.S. and U.K. broker dealer subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to our company.
Risks Related to Our Industry
Risks associated with regulatory impact on capital markets.
          Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and FINRA to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. These factors, in addition to adopted or proposed accounting, capitalization, risk management, executive compensation, disclosure and other potential rules and regulations that may be enacted in response to the crisis affecting the banking system and financial markets, and as part of the implementation of the EESA, may also have an adverse effect on our business.
Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
          Firms in the financial services industry have experienced increased scrutiny in recent years from a variety of regulators, including the SEC, the NYSE and FINRA, state securities commissions and state attorneys general. FINRA was created in July 2007 through the consolidation of the NASD and the member regulation, enforcement and arbitration functions of the NYSE. The activities of our UK subsidiary, Keefe, Bruyette & Woods Limited, are subject to regulation by the FSA which has continued to refine and expand the scope of its regulations of the financial services industry. Our UK business has experienced significant expansion over a relatively short period, which requires us to devote increasing resources to our compliance efforts and subjects us to additional regulatory risks in the UK. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.
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
          The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.
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
Risks Related to Our Shares
The SEC’s emergency order banning the effecting of short sales in our stock has expired and our stock price could be negatively impacted.
          Prior to the SEC’s emergency order of September 18, 2008 prohibiting short sales in our stock and the stock of other financial services companies, our stock price had been adversely affected by short selling. The expiration of the SEC’s prohibition may lead to a resumption of aggressive short sales with an adverse effect on our stock price.
We are controlled by our employee stockholders whose interests may differ from those of other stockholders.
          Our employees collectively own a majority of the total shares of common stock entitled to vote and our executive officers collectively own approximately 11.1% of the total shares of our outstanding common stock as of September 30, 2008. The percentage of employee holdings may increase as result of the practice since our IPO of paying a portion of annual bonuses to certain employees in the form of restricted stock. Although our stockholders’ agreement does not contain any provisions regarding the voting of common stock owned by any of our employees, a relatively small group of employees may be able to elect our entire board of directors, control our management and policies and, in general, determine without the consent of the other stockholders the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Such persons initially will be able to prevent or cause a change in control of our company. These actions may be taken even if other stockholders oppose them.
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
Future sales, or the possibility of future sales, of a substantial amount of our common stock could cause our stock price to decline.
          Sales of substantial amounts of our common stock by our employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. As of October 31, 2008, 19,863,221 shares of common stock are subject to sale restrictions set forth in our Stockholders’ Agreement, which generally restricts sales of common stock through the fifth anniversary of our IPO in November 2011. As of October 31, 2008, 3,746,249 unvested IPO Restricted Stock Awards and Bonus Restricted Stock Awards also remain outstanding. Generally trading restrictions under the Stockholders Agreement are removed on 25% of the shares covered at the time of our IPO on each of the second, third, fourth and fifth anniversaries of the IPO. Restrictions on trading IPO Restricted Stock Awards terminate upon vesting of 25% on the second anniversary of the IPO, 35% on the third anniversary and 40% on the fourth anniversary. One third of the Bonus Restricted Shares generally are freed from trading restrictions on each of the first, second and third anniversaries of their issuance (usually in February of each year). Sales of shares of common stock by our officers and employees upon the lapsing of these sale restrictions may result in a decrease in the trading price of our common stock and restrict our ability to raise capital through the issuance of equity securities. These various restrictions may be changed by the Board of Directors.
We do not expect to pay any cash dividends in the foreseeable future.
          We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Accordingly, you must rely on sales of your shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains in your investment. Investors seeking cash dividends should not purchase our common stock.

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
          The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2008:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)(2)	per Share	Programs	or Programs

July 1, 2008 to July 31, 2008	5,610	$17.58	—	—
August 1, 2008 to August 31, 2008	—	—	—	—
September 1, 2008 to September 30, 2008	402	$31.62	—	—

Total	6,012	$18.52	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2008

KBW, INC.
By:	/s/ JOHN G. DUFFY
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
	Name:	Robert Giambrone
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.2	Second Amended and Restated Bylaws of KBW, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed October 22, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.