Form 10-K
period 2008-12-31
KBW, INC.
filed 2009-02-27
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2008 was approximately $618 million. For purposes of this information, the then outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of February 17, 2009 was 34,918,512 which number includes 4,804,027 shares representing unvested restricted stock awards and excludes 1,340,998 shares underlying vested restricted stock units.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2009 annual meeting of stockholders to be held on June 9, 2009 are incorporated by reference in this Form 10-K. Such definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

ii

When we use the terms “KBW,” “KBW, Inc.,” “the Company,” “we,” “us” and “our,” we mean the combined business of KBW, Inc., a Delaware corporation, and of its consolidated subsidiaries, unless the context otherwise indicates. KBW, Inc. became the holding company for all other subsidiary operating companies in August 2005. Prior to August 2005, Keefe, Bruyette & Woods, Inc., now an operating subsidiary, was the parent company and references to “KBW” or the “Company” or “we”, “us” and “our” prior to August 2005 refer to the consolidated company structure prior to that date. All data provided herein is as of or for the period ended December 31, 2008 unless otherwise expressly noted.

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

Our business is organized into four general service offerings: (i) investment banking, including mergers and acquisitions (“M&A”) and other strategic advisory services, equity and fixed income securities offerings, and mutual thrift conversions, (ii) equity and fixed income sales and trading, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients and various investment vehicles.

Within our full service business model, our focus includes bank and thrift holding companies, banking companies, thrift institutions, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts (“REITs”), consumer and specialty finance firms, financial processing companies and securities exchanges. As of December 31, 2008, our research department covered an aggregate of 548 financial services companies, including 418 companies in the United States and 130 in Europe. Our revenues are derived from a broad range of products and sectors within the financial services industry.

We have traditionally emphasized serving investment banking clients in the small and mid cap segments of the financial services industry, market segments that we believe have traditionally been underserved by larger investment banks. We are dedicated to building long-term relationships and growing with our clients, providing them with capital raising opportunities and strategic advice at every stage of their development. We have continued to provide services to many of our clients as they have grown to be large cap financial institutions. In recent years, we have also provided financial advisory services to large cap financial services companies who were not previously long-term investment banking clients. The current financial crisis has dramatically affected the financial services industry. There has been a significant reduction in the market capitalization for many financial institutions. In addition, certain large cap financial institutions have merged or disappeared as a result of liquidation or receivership. This has led to the elimination of certain of our larger competitors and has reduced the number of independent investment banks with a significant practice in the financial services area, leaving us as one of the few independent investment banks with a significant reputation in this area, positioning us to serve those companies that seek out independent advice. Our sales force is trained in the analysis of financial services companies and has strong customer relationships with many of the world’s largest institutional investors.

We have created a number of multi-disciplinary work groups in an effort to enhance our ability to serve our customers and clients in the current economic environment. These groups help us to rapidly communicate information and share ideas within the Company on public and private market trends and issues and to assess the private and governmental responses to developing issues. One of these groups, the Washington Work Group, brings together representatives of various departments with a goal of leveraging our relationships in various governmental agencies. We believe that sharing ideas and providing feedback to these agencies will improve the implementation of various government programs. Another group, the Financial Sponsors Advisory Group, brings together representatives of our Investment Banking and Capital Markets groups to respond to the needs of the “private equity” investor sector as it assumes an increasingly important role in recapitalizing the financial services industry, and, in particular, deposit taking institutions. Additionally, the interconnection of the Washington Working Group and the Financial Sponsors Advisory Group allows us to provide private equity clients with fresh insights into the evolving role the government and regulators are playing in our financial system.

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

Our company was directly affected by the tragedies of September 11, 2001. Our headquarters in the World Trade Center was destroyed and 67 employees, nearly half of our New York staff, perished that day. Five of our nine board members, including our co-CEO and Chairman, died. The employees of several departments, including equity trading and fixed income sales and trading and research, were nearly completely lost. Despite these losses, the depth of experience and longevity of our employee base and their personal commitment to rebuilding our company left us with people with the knowledge and commitment to continue, renew and significantly grow our business. After September 11, 2001, we actively reconstituted and grew our company from 157 surviving employees to 529 employees as of December 31, 2008.

Our Principal Businesses

Investment Banking

Our investment banking practice provides a broad range of investment banking services to bank and thrift holding companies, banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. The services we currently provide include:

•	M&A and other strategic advisory services,

•	Equity and fixed income securities offerings, and

•	Mutual thrift conversions.

Our investment banking practice is based on long-term relationships developed by the department’s professionals operating from our offices in New York, London, Boston, Chicago, Columbus (Ohio), Houston, Richmond (Virginia), and San Francisco. The locations of our U.S. offices enable us to identify local and regional opportunities and provide clients with locally-based services, while keeping in close touch with developments in major financial centers and leveraging product expertise largely headquartered in New York and London. Our international presence enables us to act on opportunities for financial companies on an international basis for investment and transactional purposes. We strive to offer our clients a high level of attention from senior personnel and have designed our organizational structure so that our investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients.

We believe that the intensity of our focus on the financial services industry and the depth of our professionals’ experience have enabled us to respond creatively and effectively when traditional solutions fall short of achieving a client’s goals. For example, in the current difficult market environment, where customers are in need of raising additional equity capital in uncertain markets, we have been actively focused on communicating with Federal regulators and with the private investing community in developing terms on which private investors may help recapitalize or acquire companies or assets. Current U.S. government proposals envision significant investment and involvement from the private investment community in stabilizing and recapitalizing the banking industry.

Our investment banking business is structured to serve three segments of the financial services industry: banks and thrifts, insurance, and diversified finance (which includes all other types of financial service businesses, such as REITs, broker dealers, asset managers, mortgage banks, and consumer and specialty finance firms). Our focus is on small and mid cap companies, although we have increasingly provided services to large cap companies, reflecting the growth of our long term clients and opportunities that have arisen as large cap companies have sought independent specialized advice. We seek to build lasting relationships with clients by providing a range of services through the many stages of their development. As these companies grow and mature, we attempt to sustain these relationships through equity and debt securities offerings, institutional sales and trading, and strategic advisory services. Many of these clients are also natural candidates for coverage by our research department. Our execution capabilities and range of service offerings enable us to continue serving these companies as they engage in more complex capital markets and strategic transactions.

M&A and Strategic Advisory Services.  We provide a broad range of advice to our clients in relation to mergers, acquisitions and similar corporate finance matters and are positioned to be involved at each stage of these transactions, from initial structuring to final execution. We have consistently been among the top ranking M&A advisors for companies in the financial services industry. The current economic crisis has resulted in a significant reduction in M&A activity for depositary and other financial institutions as asset valuations remain very uncertain and equity prices remain at historically low levels. When we advise companies on the potential acquisition of another company or certain assets, our services may include:

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

Capital Raising Services.  Capital raising is especially important in the financial services industry, and we have traditionally been one of the leading underwriters for financial services equity capital markets transactions. Many of our clients, such as banks, thrifts, brokerage firms and insurance companies operate under statutes or regulations that require the maintenance of certain capital levels in order to provide many of their services. We act as underwriter and placement agent in both public and private offerings of equity and debt securities.

Capital raising requires the close coordination of our investment banking practice, our equity and fixed income capital markets departments and our equity and fixed income sales and trading departments. Our equity and fixed income capital markets departments assist the investment banking department in efforts to obtain capital markets investment banking mandates and also coordinate with syndicate departments of other investment banks in obtaining underwriting and co-manager roles. By coordinating these capital raising services, we introduce companies seeking to raise capital from customers that we believe will be supportive, long term investors. In addition, the ability to provide after market support as a leading market maker or significant trader of listed securities is a critical factor in receiving public equity capital raising assignments.

We believe that, while our market share of financial services industry transactions is significant, there is still an opportunity for growth in this area.

Equity and Fixed Income Sales and Trading

Equity Sales and Trading.  Our institutional equity sales team serves clients out of our New York, London, Boston, Hartford, Atlanta and San Francisco offices. Unlike many of our larger, less specialized competitors, all of our sales representatives are specifically trained in the analysis of financial services companies. Our sales and trading team provides specialized services, including value-added, industry and sector-specific trading expertise, research and access to capital markets transactions. Through an extensive use of sector-focused presentations and transaction-related teach-ins we have emphasized educating our sales force as we have expanded our business model to include additional sectors of the financial services industry.

We have access to all major exchanges in the United States and Europe. Our U.S. equity trading team makes markets in over 850 Nasdaq & NYSE listed financial services stocks and consistently ranks among the top traders of financial services securities. Our U.S. equities securities trading volumes increased by approximately 24% in 2008 versus 2007.

We maintain relationships with many of the world’s largest institutional investors including both domestic and international investment advisors, banks, mutual funds, hedge funds, pension funds and insurance companies.

Our equity sales group provides institutional customers with significant access to company managements and our research analysts. This is accomplished through our many industry focused conferences, roadshow access for capital markets transactions, and a combination of issuer management marketing days, including marketing trips, group meetings and field trips, combined with analyst marketing trips and “Best Ideas” presentations and our annual investor idea “Bruyette Dinners.”

We have been an active participant in corporate repurchase programs for small, mid and large cap companies. We have also been willing to commit our capital to participate in “bought” deals and accelerated share repurchase programs.

Fixed Income Sales and Trading.  Our fixed income group conducts sales and trading operations in New York City with sales branches in Boston, Chicago, Hartford and San Francisco. We trade and underwrite a wide range of fixed income securities, including mortgage-backed securities, U.S. Treasury and Federal Agency securities, a wide array of corporate bonds and preferred stock, including those issued by banks, insurance companies, REITs, and finance companies, including trust preferred or other capital securities and collateralized debt obligations comprised of such securities and bank-qualified municipal securities.

Our debt capital markets team works with the firm’s investment banking department to provide financing for M&A activity, balance sheet restructuring and capital raising. We support such financings with secondary trading.

Our loan portfolio sales group has provided valuation support services to our effort to work with the government and private investors on bank recapitalizations. The group is also actively involved in assisting the government in the disposition of assets acquired by failed financial institutions. Our financial balance sheet management group provides valuations and restructuring strategies for the full range of securities and loans, including those loans which are sub-performing, non-performing and charged-off.

Research

As of December 31, 2008, our research covered 548 domestic and international financial services companies such as bank and thrift holding companies, banks, thrifts, REITs, and specialty finance, insurance and securities firms and securities exchanges. Our research group follows nearly all of the financial services industry companies in the S&P 500 and Dow Jones STOXX 600 Index, as well as hundreds of other U.S. and European financial services companies on a daily basis. Our research provides the foundation for seven widely followed domestic industry indices: the KBW Bank Index (BKX), the KBW Regional Banking Index (KRX), the KBW Insurance Index (KIX), the KBW Capital Markets Index (KSX), the KBW Mortgage Finance Index (MFX), the KBW Premium Yield Equity REITs Index (KYX), and the KBW Property & Casualty Index (KPX). The first four indices are also used in widely traded Exchange Traded Funds and exchange traded options under licenses from us. Similarly, our London based research team provides the foundation for the five European financial indices and a Global financial index. These include: the KBW European Large-Cap Banking Index (KEBI-Euros and KEBID-US Dollars); the KBW European Mid & Small-Cap Banking Index (KMBI-Euros and KMBID-US Dollars); the KBW European Insurance Index (KEII-Euros and KEIID-US Dollars); the KBW Miscellaneous Financials Index (KMFI-Euros and KMFID-US Dollars); the KBW Emerging European Financials Index (KEEI-Euros and KEEID-US Dollars) and the KBW Global Financials (ex-U.S.) Index (KGX-US Dollars).

In recent years we have significantly increased our research coverage. We believe that our effort is rewarded in enhancing our reputation and the value of our market franchise and in attracting sales and trading customers seeking specialized research.

The expansion of our research coverage is an integral part of the expansion of our investment banking and sales activities. This model initially supported our growth in the banking industry, followed by our growth into insurance, diversified financials, including, in recent years, REITs. It was an integral part of the development of our European operations.

Our U.S. based research analysts covered the equity securities of 418 companies in the United States as of December 31, 2008. Our U.S. equity coverage as of December 31, 2008 is summarized in the following table:

Number of
Sector	Companies

Banks and Thrifts Regional Banks and Thrifts	173
Large Cap Banks and Thrifts	19
Trust and Custody Banks	3

Total	195

Property Casualty Insurance	55
Life Insurance	22
Other Insurance	9

Total	86

Diversified Financials Equity REITs	43
Broker Dealers	26
Specialty Finance	23
Asset Managers	16
Processing/Business Information	15
Mortgage REITs	11
Homebuilders	3

Total	137

Total U.S. Companies under coverage	418

Our U.S. research team covers all segments of market capitalization across the financial services industry. The median market capitalization of companies covered in the United States is approximately $805 million.

Our European research team covers 130 companies in diverse portions of the financial services sector predominantly in various countries in Europe and emerging markets. The group covers 67 banks, including 64 commercial banks and three investment banks; 45 insurance companies, including 33 European insurers, five reinsurance companies and seven integrated Lloyd’s of London market vehicles. The group also covers diversified financial companies including consumer finance companies, securities exchanges, private banks and asset managers.

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

Asset Management

KBW Asset Management, Inc. (“KBWAM”) is a registered investment adviser focused on investments in the securities of financial services companies. We are the advisor to a hedge fund and a private equity fund. We also serve as a discretionary sub advisor for a fund managed by an unaffiliated third party. As of December 31, 2008, KBWAM had approximately $94.5 million in assets under management and committed capital for unaffiliated customers.

Employees

As of December 31, 2008, we had 529 employees. None of our employees are represented by any collective bargaining agreements. We have not experienced any work stoppages and believe that our relationship with our employees is good.

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

Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has been an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking market.

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

During 2008, many of our largest competitors were materially negatively affected by the global financial crisis. Certain of our larger competitors ceased to do business, while others merged, obtained substantial government assistance, and changed their business models and regulatory status, including becoming holding bank companies. The U.S. government is continuing to explore ways to revive the financial sector and the impact of these efforts is currently impossible to assess. It is likely that those companies that survive will remain competitors of the Company and that they will continue to have resources and product offerings which continue to have a competitive impact on the Company.

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

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the Exchange Act), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

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

Executive Officers

Our executive officers and their ages and titles as of December 31, 2008 are set forth below.

John G. Duffy (59).  Mr. Duffy has been Chairman, Chief Executive Officer and a director of KBW, Inc. since its formation in August 2005. He joined us in 1978 as manager of our Bank Watch Department evaluating credit ratings for financial institutions nationwide. He became a director of Keefe Bruyette & Woods, Inc., our wholly-owned registered broker-dealer subsidiary (“Keefe”), in 1990, was named its Co-CEO and President in 1999 and its Chairman and CEO in 2001. Prior to that, Mr. Duffy was Executive Vice President in charge of Keefe’s Corporate Finance Department. He is a graduate of the City College of New York. Mr. Duffy serves on the Board of Trustees of the Michael Smurfit Graduate School of Business, University College in Dublin, Ireland, as well as St. Michael’s College in Colchester, Vermont, and The Ursuline School in New Rochelle, New York. He is also Chairman of the Investment Committee of the Cardinal and Gold Fund of Cardinal Hayes High School in Bronx, New York and a director of the American Ireland Fund. He also serves on the Advisory Council of the Weissman Center for International Business at Baruch College.

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

Thomas B. Michaud (44).  Mr. Michaud has been Chief Operating Officer, Vice Chairman and a director of KBW, Inc. since its formation in August 2005. Mr. Michaud’s primary responsibilities with the firm are to oversee our sales and trading businesses. He began his career with us in 1986 as a credit trainee in the Bank Watch Department and transferred to the Research Department before joining our Equity Sales Team in 1988. He was named Director of Equity Sales and Executive Vice President in 1999. He became a director of Keefe in 1999 and its Vice Chairman and Chief Operating Officer in 2001. He was elected President of Keefe in 2006. Mr. Michaud is a graduate of Middlebury College and earned an M.B.A. from the Stern School of Business at New York University. From 1994 until 2001 he was an elected member of the Representative Town Meeting of the Town of Greenwich, Connecticut. The Representative Town Meeting is the legislative body for the Town of Greenwich. He is also a member of the Board of Advisors of the Greenwich Chapter of the American Red Cross.

Robert Giambrone (54).  Mr. Giambrone has served as our Chief Financial and Administrative Officer since 2002. Prior to joining us, Mr. Giambrone was an Executive Director of the Asset Management Division of Morgan Stanley from 1995 to 2002. Mr. Giambrone was a director of KBW, Inc. from April 2006 until completion of its IPO in November 2006.

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

We focus on the financial services industry, which experienced unprecedented change and volatility in 2008. Several banks and securities firms in the United States and elsewhere have failed outright or have been acquired by other financial institutions, often in distressed sales. In the United States, where our principal businesses are conducted, declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and resulted in material writedowns of asset values by financial institutions, including government-sponsored entities, banks, securities firms and insurers. These writedowns have caused many financial institutions to seek additional capital, either from the private markets at substantial discounts from previously reported stock prices or from the U.S. government sponsored “TARP” program, which also involves significant dilutive equity issues and additional regulatory oversight and restrictions. Concern about the stability of financial markets and the strength of counterparties has caused many traditional sources of credit, such as banks, securities firms and insurers, as well as institutional and private investors, to reduce or cease providing funding to borrowers. The U.S. government has adopted and proposed numerous measures in an attempt to stabilize the financial markets and recapitalize major financial institutions. Despite substantial efforts by the U.S. and other governments to restore confidence and reopen sources of credit, it is not possible to predict the extent to which such measures will prove successful.

The injection of a significant amount of equity capital into the U.S. financial industry by the Treasury may change or delay the plans of our clients to conduct capital markets transactions and may delay or slow consolidation in the industry. This factor and/or a continuation or worsening of current conditions may cause us to face some or all of the following risks:

•	The number of M&A transactions where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets and diminished access to financing. Reduced merger consideration because of lower valuations of financial service companies may also reduce our fees to the extent they are based on a percentage of merger consideration. Also, these conditions could increase the execution risk in M&A transactions where we act as an adviser.

•	Our opportunity to act as underwriter or placement agent in equity and debt offerings could be adversely affected by competing government sources of equity or by volatile equity or debt markets.

•	We may experience losses in securities trading activities or as a result of write downs in the value of securities that we own as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•	We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

•	Any plans for expansion outside of the United States of our client base or the services we provide, including through our existing United Kingdom (“UK”) subsidiary, may be delayed or impaired.

•	Competition in our investment banking, sales and trading businesses could intensify as a result of the increasing pressures on financial services companies.

•	Our industry could face increased regulation as a result of legislative or regulatory initiatives, and the responsibilities of the SEC and other federal agencies may be reallocated.

•	Government intervention may not succeed in stabilizing the financial and credit markets and may have negative consequences for our business.

Current and future government intervention in the financial and credit markets may alter the industry and have negative consequences for our business and may diminish the opportunities available to us.

In 2008, the U.S. and foreign governments intervened to an unprecedented degree in the financial and credit markets. Among other things, U.S. government regulators have encouraged, and in some cases structured and provided financial assistance for, business combinations among banks, securities firms, insurers and other financial companies. Additional intervention programs have been adopted and proposed which will have a further impact on the industry and related securities markets.

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

Difficulty in determining the fair value of financial instruments under current market conditions.

We maintain inventories of securities as a market maker of equity and fixed income securities. We also hold various trust preferred and debt securities issued by financial institutions which were purchased for inclusion in future pools of such securities in our PreTSLtm product. Under current market conditions, we are no longer able to pool such securities into a collateralized debt structure and have been forced to retain such securities or dispose of them in sales at available prices. In addition we make investments in various privately placed securities, including restricted debt and equity securities and interests in certain private investment partnerships or similar entities.

Certain of these securities are highly illiquid due to their inherent nature or contractual or other restrictions on resale. In the present market environment, even the markets for transferable instruments have become substantially more illiquid. As a result, the valuation of such securities held for inclusion in future pools, held in our secondary market trading inventory or held for investment is complex and involves a comprehensive process, including, in the case of certain securities or tranches of pooled securities, the use of unobservable inputs to valuation techniques and management judgment. Valuation of these securities will also continue to be influenced by external market and other factors, including implementation of recent SEC and Financial Accounting Standards Board (“FASB”) guidance on fair value accounting, issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur.

The current market environment significantly limits our ability to mitigate our exposures by selling or hedging our exposures. Our future results of operations and financial condition may continue to be adversely affected by changes in the value to our portfolio of these securities. For a further discussion regarding the valuation of financial instruments owned see Note 3, “Financial Instruments,” to our consolidated financial statements.

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

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held responsible for the defaults or misconduct of our customers. Although we review credit exposures to specific clients, customers and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. In addition to our credit risks described above, we are subject to various market, interest rate, inflation and operational risks, including those described under “— Difficult market conditions have adversely affected the financial services industry, which is the industry on which we focus,” “— Our operations and infrastructure may malfunction or fail,” “— Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses,” and “— We may be adversely affected by changes in services and products provided by third parties and increases in related costs.” While we attempt to mitigate these risks through our risk management policies, if any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur significant losses. See Item 7A — “Quantitative and Qualitative Disclosure About Market Risk.”

Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses.

We have occasionally invested in our clients’ capital markets transactions. In certain cases, there may be contractual “lock-up” periods limiting our ability to immediately liquidate our investments. In addition, occasionally we have been asked, with little or no advance marketing to commit our capital to “bought deals” where we purchase large blocks of stock from publicly-traded issuers or their significant stockholders, instead of the more traditional marketed “book building” underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. It is common for financial institutions in Europe to use rights offerings in order to raise capital. Rights offerings are also occasionally used by U.S. financial institutions as well. We have acted as a standby underwriter in such offerings and may do so in the future, especially through Keefe, Bruyette & Woods Limited in Europe, which requires a commitment over an extended period of time during the rights period. The current uncertainties for values of securities of financial service companies makes such practices riskier than in more stable periods. We may incur losses relating to these transactions.

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

Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our professionals. Although we do not believe that any one or small number of professionals are critical to our business, our business model is based on the building of long term relationships and our professionals’ personal reputations and relationships with our clients and customers are a critical element in obtaining and executing our engagements. Historically, the investment banking sector has been subject to high employee turnover generally. We have historically encountered intense competition for qualified employees from other companies in the investment banking sector as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, sales and trading, research and other professionals. Losses of our professionals may occur in the future. The departure or other loss of any professional who manages substantial client or customer relationships and possesses substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations.

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

Our geographic diversity requires us to compete with regional firms with strong localized relationships as well as other national and European specialized firms with financial industry focuses. In addition, we have faced competition from large full-service firms as the scope of our practice has grown and as such firms have sought revenues from our traditional client base. We are a relatively small investment bank, and many of our competitors in the brokerage and investment banking industries offer a broader range of products and services, have greater financial and marketing resources, larger customer bases, greater name recognition, larger numbers of senior professionals to serve their clients’ needs and greater global coverage than we have. These competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, to commit significant capital to clients’ needs, to access additional capital under more advantageous conditions and to compete for market share generally.

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

A relatively small number of our institutional investor customers generate a substantial portion of our sales commissions. If any of our key customers departs or reduces its business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected. In the UK, equity commissions have been adversely affect by decreases in share prices because commissions are charged based on the value of shares traded. Such UK commissions will continue to be negatively impacted by low share prices.

A large number of our institutional investor sales and trading customers are also financial institutions, including hedge funds, banks, insurance companies and institutional money managers. The majority of transactions conducted with us relate to financial services companies. Many of our customers have suffered declines in their assets under management and such clients and others have reduced the amount of leverage used, resulting in such clients holding smaller position sizes. The current market environment may cause some of these companies to curtail their investment activities or even cease to do business, which may reduce our commissions.

Pricing and other competitive pressures may impair the revenues and profitability of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business. Commissions accounted for approximately 79.6%, 38.8% and 28.7%, respectively, of our revenues in the twelve months ended December 31, 2008, 2007 and 2006. Along with other securities firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to customers in order to win their trading business. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our securities business may decline and our business, financial condition and results of operations may be adversely affected.

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

We are a party to several unbundling arrangements, and are likely to enter into additional unbundling arrangements in the future. It is uncertain whether unbundling arrangements will become a further industry trend, and if so, to what extent. If unbundling becomes prevalent, our sales and trading customers may not pay us separately for our research, and if they do, our revenues from these customers may not be the same as they are currently. If our customers wish to purchase sales and trading and research services separately, we may not be able to market our services on that basis as effectively as some of our competitors, in which case our business could be adversely affected.

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

Investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Poor investment performance could reduce our revenues and impair our growth. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues of our asset management business will likely be reduced and our ability to raise new funds will likely be impaired.

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

In the investment banking industry, the entry into new service lines or areas of business often involves the attraction and retention of outside personnel deemed to be critical components to the success of such expansion efforts. Such outside personnel may be employed by competitors, and therefore the retention of such individuals may require us to enter into guaranteed compensation contracts for a period following commencement of employment. The compensation terms provided for in such contracts may be fixed in whole or in part. Any guaranteed compensation expenses that cannot be adjusted based on the success or profitability of either such area of growth or our firm as a whole, could reduce our operating margins. Such fixed compensation expenses may also materially impact the levels and amounts of compensation for our employees without such guaranteed contracts, which in turn could have a negative impact on our retention efforts for such employees. See “— Our ability to retain our professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.”

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

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and FINRA to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. These factors, in addition to adopted or proposed accounting, capitalization, risk management, executive compensation, disclosure and other potential rules and regulations that may be enacted in response to the crisis affecting the banking system and financial markets, and as part of the implementation of various government initiatives, may also have an adverse effect on our business.

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

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also potentially subject to claims arising from disputes with employees. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. See Item 3 — “Legal Proceedings” for a further discussion of certain legal matters applicable to us.

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

Our employees collectively own a majority of the total shares of common stock entitled to vote and our executive officers collectively own approximately 8% of such shares of our outstanding common stock as of December 31, 2008. The percentage of employee holdings may increase as result of the practice since our IPO of paying a portion of annual bonuses to certain employees in the form of restricted stock. Although the Stockholders’ Agreement between the Company and certain employee stockholders does not contain any provisions regarding the voting of common stock owned by any of our employees, a relatively small group of employees may be able to elect our entire board of directors, control our management and policies and, in general, determine without the consent of the other stockholders the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Such persons initially will be able to prevent or cause a change in control of our company. These actions may be taken even if other stockholders oppose them.

Provisions of our organizational documents may discourage an acquisition of our company.

Our organizational documents contain provisions that will impede the removal of directors and may discourage a third party from making a proposal to acquire our company. For example, our board of directors may, without the consent of stockholders, issue preferred stock with greater voting rights than the common stock. In addition, our certificate of incorporation provides for a classified board of directors divided into three classes, which may impede the removal of existing directors following a change of control. If a change of control or change in management that stockholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline. Other provisions of our organizational documents and Delaware corporate law impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

Future sales, or the possibility of future sales, of a substantial amount of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock by our employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. As of February 17, 2009, 14,151,454 shares of common stock are subject to sale restrictions set forth in our Stockholders’ Agreement, which generally restricts sales of common stock through the fifth anniversary of our IPO in November 2011. As of February 17, 2009, 4,804,027 unvested IPO Restricted Stock Awards, Bonus Restricted Stock Awards and restricted stock awards granted as part of our hiring process also remain outstanding. Generally trading restrictions under the Stockholders Agreement are removed on 25% of the shares covered at the time of our IPO on each of the second, third, fourth and fifth anniversaries of the IPO. Restrictions on trading IPO Restricted Stock Awards terminate upon vesting of 25% on the second anniversary of the IPO, 35% on the third anniversary and 40% on the fourth anniversary. One third of the Bonus Restricted Shares generally are freed from trading restrictions on each of the first, second and third anniversaries of their issuance (usually in February of each year). Sales of shares of common stock by our officers and employees upon the lapsing of these sale restrictions may result in a decrease in the trading price of our common stock and restrict our ability to raise capital through the issuance of equity securities. These various restrictions may be changed by the Board of Directors.

We currently have on file with the SEC an effective “universal” shelf registration statement on form S-3, which enables us or our stockholders to sell, from time to time, our common stock and other securities covered by the registration statement in one or more public offerings. Our status under the securities laws as a “well-known seasoned issuer” enables us, among other things, to enter the public markets and consummate sales off the shelf registration statement in rapid fashion and with little or no notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Our offices, are located in New York City, Atlanta, Boston, Chicago, Columbus (Ohio), Hartford, Houston, Richmond (Virginia), San Francisco, and London. Our headquarters are located at 787 Seventh Avenue, New York, New York, and comprise approximately 155,772 square feet of leased space, pursuant to a lease agreement expiring in 2016. All of the other offices are in leased space or we have entered into new leases for space, which we currently believe to be adequate for our needs.

Some of our leases contain options to extend the term of the lease or lease additional space. We believe that all of our properties and facilities are well maintained. We do not anticipate a need for other material additional office space in the near term.

Item 3.	Legal Proceedings

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we provide concerning strategic transactions. In addition, like most financial institutions, we are often the subject of claims made by current and former employees arising out of their employment or termination of employment with us. These claims often relate to dissatisfaction with an employee’s bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination or other unlawful employment practice. See “Risk Factors — Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal or regulatory action against us could materially adversely affect our businesses.”

We are involved in a number of judicial and regulatory matters arising in connection with our business. We are also involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years for many firms in the financial services industry, including our company.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we review the need for any loss contingency reserves, and we have established reserves that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimatable.

We describe below our significant legal proceedings:

Sentinel Litigation

On January 12, 2009, Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc., filed a lawsuit in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC. Ms. Rodriguez and Mr. Mohr were employed by Cohen & Company subsequent to being employed by Keefe and the complaint relates to activities by them at both Keefe and their subsequent employer.

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase by Sentinel. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4.9 million, however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130 million representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe has not yet responded to the complaint but believes the claims are without merit and will defend these claims vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol “KBW”.

The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock, as quoted on the NYSE.

	2008		2007
	High	Low	High	Low

Fourth Quarter	$32.40	$19.59	$32.92	$24.48
Third Quarter	37.50	19.76	30.87	22.74
Second Quarter	28.14	20.06	35.19	29.38
First Quarter	29.66	18.63	37.84	28.33

As of December 31, 2008, there were 655 holders of record or our common stock. However, we believe the number of beneficial owners of our common stock exceeds this number.

No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

On February 25, 2009, the last reported sales price for our common stock on the NYSE was $14.54 per share.

Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on June 9, 2009 (to be filed within 120 days after December 31, 2008) (the “Proxy Statement for the 2009 Annual Meeting of Stockholders”) and is incorporated by reference in Part III, Item 12.

The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2008:

Total Number of
			Shares	Approximate Dollar
	Total Number		Part of Publicly	of Shares that May Yet
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased(1)(2)	per Share	Programs	or Programs

October 1 — October 31, 2008	—	—	—	—
November 1 — November 30, 2008	203,695	$24.49	—	—
December 1 — December 31, 2008	—	—	—	—

Total	203,695	$24.49	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.

Item 6.  Selected Financial Data.

Set forth below is selected consolidated financial and other data of KBW as of and for the five years ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006		2005		2004
	(dollars in thousands, except per share information)

Revenues:
Investment banking	$163,664	$226,464	$210,026		$149,332		$163,114
Commissions	192,752	165,803	116,625		96,301		66,081
Principal transactions, net	(142,962)	(7,520)	45,773	(1)	36,568		44,637
Interest and dividend income	24,687	37,612	26,920		17,984		8,629
Investment advisory fees	1,197	1,751	5,036		3,843		4,896
Other	2,879	3,418	2,206		3,838	(2)	12,941	(2)

Total revenues	242,217	427,528	406,586		307,866		300,298

Expenses:
Compensation and benefits	226,311	257,070	216,518		187,428		170,484

Occupancy and equipment	19,831	18,722	17,728		16,877		14,545
Communications and data processing	27,743	24,283	19,465		18,526		15,462
Brokerage and clearance	24,244	22,967	19,728		17,390		15,289
Interest	4,603	14,732	11,023		8,105		872
Business development	16,115	16,601	13,218		13,141		11,772
Other	25,375	23,748	17,257		15,257		16,734

Total non-compensation expenses	117,911	121,053	98,419		89,296		74,674

Total expenses	344,222	378,123	314,937		276,724		245,158

(Loss)/income before income taxes	(102,005)	49,405	91,649		31,142		55,140
Income tax (benefit)/expense	(39,656)	22,113	38,365		13,735		23,867

Net (loss)/income(3)	$(62,349)	$27,292	$53,284		$17,407		$31,273

Earnings per share(3)(4)(5):
Basic	$(2.02)	$0.89	$1.94		$0.64		$1.24
Diluted	$(2.02)	$0.86	$1.93		$0.64		$1.24
Weighted average number of common shares outstanding(4)(5):
Basic	30,838,361	30,654,058	27,512,023		27,194,404		25,253,771
Diluted	30,838,361	31,561,751	27,565,453		27,215,001		25,296,556
Consolidated Statements of Financial Condition Data:
Total assets	$571,466	$864,450	$804,865		$661,161		$574,564
Stockholders’ equity(3)	$396,731	$448,426	$397,414		$265,709		$269,122
Other Data (Unaudited):
Book value per common share	$13.30	$15.31	$13.59		$10.13		$10.81

(1)	Principal transactions, net for the year ended December 31, 2006 included a gain of approximately $5.4 million with respect to the exchange of our New York Stock Exchange seat for cash and shares of the merged NYSE Group, Inc.

(2)	Other revenues in 2004 include approximately $10.1 million in insurance recoveries and government grants relating to the World Trade Center attacks in 2001. In 2005, we received approximately $0.4 million of additional government grants relating to the same World Trade Center attacks.

(3)	Prior to the date of the IPO and the termination of the 2005 amended and restated stockholders’ agreement, common stock was classified as a liability. See Note 9 to our audited Consolidated Financial Statements included elsewhere in this report.

(4)	In calculating shares of common stock outstanding, we give retroactive effect to a 43 for 1 stock split that we effected on November 1, 2006.

(5)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding were equal for the year ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading full service investment bank specializing in the financial services industry. Our principal activities are: (i) investment banking, including mergers and acquisitions (“M&A”) and other strategic advisory services, equity and fixed income securities offerings, and mutual thrift conversions, (ii) equity and fixed income sales and trading, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients and various investment vehicles.

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

Our largest expense is compensation and benefits. Our performance is dependant on our ability to attract, develop and retain highly skilled employees who are motivated to provide quality service and guidance to our clients.

Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of these markets, the level and shape of the yield curve, political events and regulatory developments, including recent government participation in providing capital to financial institutions, and competition. These factors influence our investment banking operations in that such factors affect the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. These market forces may cause our revenues and earnings to fluctuate significantly from period to period and the results of any one period should not be considered indicative of future results. See “— Business Environment.”

A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, communication and data processing and business development expenses. Our remaining costs generally do not directly relate to the service revenues earned.

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

Business Environment

Our business activities focus on the financial services sector. During 2008, the landscape of the U.S. financial services industry changed dramatically. This sector has been subjected to unprecedented stress during 2008 as the credit and liquidity crisis has expanded and intensified in the U.S. and globally. Substantial rapid deterioration in the capital of U.S. and overseas financial institutions has resulted in significant government intervention in an effort to stabilize the banking and finance system. The market capitalization of many companies in this sector has decreased materially. While the financial services industry remains one of the largest sectors of the U.S. and European economies, its share of the market capitalization of these economies has been substantially reduced.

In the U.S., this sector remains highly fragmented. There are approximately 1,340 publicly traded banks and thrifts and 8,380 different banking entities in the U.S. Because of our focus, we are particularly impacted by economic and market conditions affecting this sector. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector.

Commencing in October 2008, the U.S. government implemented several programs designed to provide infusions of capital to qualifying financial institutions as well as a senior debt guarantee and non-interest bearing deposit guarantee programs. Under the Troubled Asset Relief Program (“TARP”) the U.S. government injected and proposed to provide approximately $700 billion as capital investments in qualifying financial institutions. Most recently, in February 2009, the Treasury Secretary proposed a new Financial Stability Plan with three central elements: additional capital investment in banks; the creation of a Public-Private Investment Fund that would combine between $500 million and $1 trillion of government capital and financing with private capital to purchase “legacy” loans and assets from banks, designed to reopen the private markets for asset purchases; and the expansion of the Term Asset-Backed Securities Loan Facility (“TALF”) to $1 trillion for the purchase of an expanded list of asset backed securities, designed to facilitate the issuance of asset backed securities to make credit more readily available to consumers and small businesses. The U.S. government has also adopted a $275 billion program designed to provide up to $75 billion support to lenders who restructure interest rates on residential mortgages and $200 billion of additional support to FNMA and Freddie Mac in connection with the refinancing of residential mortgages in danger of foreclosure. The scope, timing and potential success of these programs remains unknown.

Globally, actions by various government agencies and central banks have been implemented, and additional actions are being proposed and considered, with a view to restoring capital, creating market liquidity and opening credit sources. While some countries appear to be achieving some stability in their financial companies, there is likely to be continued stress in many of these markets and the scope, timing and potential success of many of these efforts also is not predictable at this time.

It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues. Even the successful implementation of some of these government initiatives may influence the number, size and structure of capital markets and mergers and acquisitions transactions and our ability to participate in these transactions. The availability of capital from the Treasury could continue for some time to be a significant source of competition for traditional private capital markets transactions. Until some level of certainty as to asset values is achieved and credit markets stabilize, it is unlikely that there will be a large-scale resumption of private sector capital raising transactions and a return of M&A activity. We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in both the U.S. and Europe and we have no plans to seek government assistance.

Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Overview

Total revenues were $242.2 million for the year ended December 31, 2008, a decrease of $185.3 million compared with $427.5 million for the year ended December 31, 2007. This decrease was primarily due to an increase in net losses on principal transactions of $135.4 million in 2008 over 2007 and a decrease in investment banking revenue of $62.8 million, partially offset by an increase in commissions revenues of $27.0 million.

Total expenses were $344.2 million for the year ended December 31, 2008 compared with $378.1 million for the year ended December 31, 2007. This decrease was primarily due to a decrease in compensation and benefits expense of $30.8 million. Additionally, non-compensation expenses decreased $3.1 million to $117.9 million for the year ended December 31, 2008, primarily as a result of a decrease in interest expense.

We recorded a net loss of $62.3 million, or $2.02 per diluted share, for the year ended December 31, 2008, compared with net income of $27.3 million, or $0.86 per diluted share, for the same period in 2007. After adjusting for the stock compensation expense with respect to the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net loss was $55.3 million, or $1.79 per diluted share for the year ended December 31, 2008, compared with net income of $34.2 million, or $1.08 per diluted share for the same period in 2007. See “— 2008 and 2007 Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period to Period
	2008	2007	$ Change	% Change
		(dollars in thousands)

Revenues:
Investment banking	$163,664	$226,464	$(62,800)	(27.7)%
Commissions	192,752	165,803	26,949	16.3
Principal transactions, net	(142,962)	(7,520)	(135,442)	N/M
Interest and dividend income	24,687	37,612	(12,925)	(34.4)
Investment advisory fees	1,197	1,751	(554)	(31.6)
Other	2,879	3,418	(539)	(15.8)

Total revenues	242,217	427,528	(185,311)	(43.3)

Expenses:
Compensation and benefits	226,311	257,070	(30,759)	(12.0)

Occupancy and equipment	19,831	18,722	1,109	5.9
Communications and data processing	27,743	24,283	3,460	14.2
Brokerage and clearance	24,244	22,967	1,277	5.6
Interest	4,603	14,732	(10,129)	(68.8)
Business development	16,115	16,601	(486)	(2.9)
Other	25,375	23,748	1,627	6.9

Total non-compensation expenses	117,911	121,053	(3,142)	(2.6)

Total expenses	344,222	378,123	(33,901)	(9.0)

(Loss)/income before income taxes	(102,005)	49,405	(151,410)	N/M
Income tax (benefit)/expense	(39,656)	22,113	(61,769)	N/M

Net (loss)/income	$(62,349)	$27,292	$(89,641)	N/M %

N/M — Not Meaningful

2008 and 2007 Non-GAAP Financial Measures

We adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 which requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period, net of estimated forfeitures.

We reported our compensation and benefits expense, (loss) / income before income taxes, income tax (benefit) / expense, net (loss) / income, and basic and diluted earnings per share on a non-GAAP basis for the year ended December 31, 2008 in our February 11, 2009 press release. The non-GAAP amount excludes compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.

The following provides details with respect to reconciling compensation and benefits expense, (loss) / income before income taxes, income tax (benefit) / expense, net (loss) / income, and basic and diluted earnings per share on a GAAP basis for the years ended December 31, 2008 and 2007 to the aforementioned captions on a non-GAAP basis in the same respective periods.

		Reconciliation
	GAAP	Amount		Non-GAAP
	(dollars in thousands, except per share information)

Year ended December 31, 2008:
Compensation and benefits expense	$226,311	$(11,456	)(a)	$214,855

(Loss) / income before income taxes	$(102,005)	$11,456	(a)	$(90,549)
Income tax (benefit) / expense	$(39,656)	$4,454	(b)	$(35,202)

Net (loss) / income	$(62,349)	$7,002	(c)	$(55,347)

Earnings per share(d):
Basic	$(2.02)	$0.23		$(1.79)
Diluted	$(2.02)	$0.23		$(1.79)
Weighted average number of common shares outstanding(d):
Basic	30,838,361	—	(e)	30,838,361
Diluted	30,838,361	—	(e)	30,838,361
Year ended December 31, 2007:
Compensation and benefits expense	$257,070	$(12,509	)(a)	$244,561

Income before income taxes	$49,405	12,509	(a)	$61,914
Income tax expense	$22,113	$5,599	(b)	$27,712

Net income	$27,292	$6,910	(c)	$34,202

Earnings per share:
Basic	$0.89	$0.23		$1.12
Diluted	$0.86	$0.22		$1.08
Weighted average number of common shares outstanding:
Basic	30,654,058	—	(e)	30,654,058
Diluted	31,561,751	—	(e)	31,561,751

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment to income tax (benefit) / expense represents the elimination of the tax (benefit) /expense resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment to net (loss) / income was the after-tax amortization of the IPO restricted stock awards in the respective periods.

(d)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding are equal for the year ended December 31, 2008.

(e)	Both the basic and diluted weighted average common shares outstanding were not adjusted.

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

A limitation of utilizing these non-GAAP measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that our GAAP measures of compensation and benefits expense, (loss) / income before income taxes, income tax (benefit) / expense, net (loss) / income, and basic and diluted earnings per share and the same respective non-GAAP measures of our financial performance should be considered together.

We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards.

Revenues

Investment Banking

Investment banking revenue was $163.7 million for the year ended December 31, 2008, a decrease of $62.8 million, or 27.7%, compared with $226.5 million for the same period in 2007. The decrease was primarily due to a $53.1 million decrease in capital markets revenue to $87.4 million and a $9.7 million decrease in M&A and advisory fees to $76.3 million for the year ended December 31, 2008 compared with the same period in 2007. The decrease in capital markets revenue was primarily due to the absence of PreTSLtm transactions during 2008 compared with two larger than average PreTSLtm transactions completed during the first half of 2007. Market conditions for securitizations continued to deteriorate in 2008 and would need to improve before PreTSLtm structured finance transactions could approach transaction sizes and levels of profitability that existed prior to the second half of 2007. In addition, there was a decline in market activity, particularly for initial public offerings, in 2008 which was partially offset by a significantly larger-than-average private placement transaction which closed during the third quarter of 2008. The decrease in M&A and advisory fees was primarily due to lower levels of activity due to the uncertain financial condition of both potential buyers and sellers in the economic environment in 2008 compared to the same period in 2007.

Commissions

Commissions revenue increased $27.0 million, or 16.3%, to $192.8 million for the year ended December 31, 2008 compared with $165.8 million for the year ended December 31, 2007. This increase was primarily due to a $28.7 million, or 28.5%, increase in commissions revenue on U.S. equity securities, partially offset by a $1.7 million, or 2.6%, decrease in commissions revenue on European equity securities. Commissions of U.S. equities totaled $129.3 million for 2008 compared to $100.6 million for the year ended December 31, 2007. Commissions of European equity securities totaled $63.5 million for 2008 compared to $65.2 million for the year ended December 31, 2007. Our commissions revenue increased in part as a result of the high volume of trading in equity trading for customers as a result of the volatile market for U.S. financial services stocks in 2008, partially offset by a decline in commissions from European equity securities. Commissions in Europe are determined based on the value of securities traded, which dropped significantly during the fourth quarter of 2008.

Principal Transactions, Net

Principal transactions resulted in a net loss of $143.0 million for the year ended December 31, 2008 compared to a net loss of $7.5 million for the year ended December 31, 2007. The net loss on principal transactions for 2008 was primarily a result of $119.5 million in losses on trust preferred and other capital securities issued by banking and insurance companies and CDOs backed by such securities compared to losses of $10.2 million on such securities for 2007. We also had net losses on other firm investments, including private equity securities and limited partnership interests, of $23.8 million and on equity market making and securities held for our own account of $11.1 million compared to net gains of $0.9 million and net losses of $0.9 million, respectively, for 2007. Excluding the losses on CDOs of $66.1 million mentioned above, our fixed income trading resulted in net gains of $11.4 million for 2008 compared to net gains of $2.7 million for 2007.

The net loss on principal transactions in 2008 was predominantly a result of valuation adjustments of $119.5 million on PreTSLtm related securities and reflects the unprecedented decline in the market value of most financial services industry securities and in particular the securities of U.S. banking companies during the second half of 2008. Trust preferred and other capital securities of banking and insurance companies, were carried at an aggregate fair value of approximately $31 million (or 38% of original par value) at December 31, 2008. Trust preferred backed CDOs, including PreTSLtm securities, were carried at an aggregate fair value of approximately $5 million (or 9% of original cost) at December 31, 2008.

Adverse market conditions, as described in “— Business Environment,” continued in 2008. Investor demand continued to diminish for many classes of fixed income securities as the deteriorating credit markets experienced dislocation, illiquidity and wider credit spreads. As a result, the fair value of our fixed income financial instruments was impacted by these market fluctuations.

Interest and Dividend Income

Interest and dividend income was $24.7 million for the year ended December 31, 2008, a decrease of $12.9 million, or 34.4%, compared with $37.6 million for the same period in 2007. This decrease was primarily due to lower holdings of fixed income financial instruments and securities purchased under resale agreements for the year ended December 31, 2008 compared with the same period in 2007.

Investment Advisory Fees

Investment advisory fees decreased to $1.2 million in the year ended December 31, 2008 compared with $1.8 million in the same period of 2007. The decrease was primarily due to a decrease in assets under management in 2008 compared with the same period in 2007.

Other

Other revenues decreased $0.5 million, or 15.8%, to $2.9 million for the year ended December 31, 2008 compared with $3.4 million for the year ended December 31, 2007. The decrease was primarily due to a decrease in miscellaneous fees.

Expenses

Compensation and Benefits

Compensation and benefits expense was $226.3 million for the year ended December 31, 2008, a decrease of $30.8 million, or 12.0% compared with $257.1 million for the same period in 2007. The decrease was primarily due to a decrease in the 2008 discretionary bonus accrual of approximately 33% compared with accrued discretionary cash bonuses for 2007, partially offset by the approximately 49% increase in the amortization to compensation expense of restricted stock awards.

Occupancy and Equipment

Occupancy and equipment expenses increased $1.1 million, or 5.9%, to $19.8 million for the year ended December 31, 2008 compared with $18.7 million for the year ended December 31, 2007, primarily due to higher rent expense.

Communications and Data Processing

Communications and data processing expense was $27.7 million for the year ended December 31, 2008, an increase of $3.4 million, or 14.2%, compared with $24.3 million for the year ended December 31, 2007. This increase was primarily due to higher market data costs.

Brokerage and Clearance

Brokerage and clearance expense was $24.2 million for the year ended December 31, 2008, an increase of $1.2 million, or 5.6%, compared with $23.0 million for the year ended December 31, 2007. The increase was primarily a result of higher volume in equity trading for customers as a result of volatility in the marketplace particularly for financial services.

Interest

Interest expense decreased $10.1 million, or 68.8%, to $4.6 million for the year ended December 31, 2008, compared with $14.7 million for the year ended December 31, 2007. The decrease was primarily due to lower average balances of securities sold under repurchase agreements and reduced interest rates in 2008 relative to the same 2007 period.

Business Development

Business development expense decreased $0.5 million, or 2.9%, to $16.1 million for the year ended December 31, 2008 compared with $16.6 million for the year ended December 31, 2007. The change was primarily due to a decrease in travel and entertainment expenses.

Other

Other expense was $25.4 million for the year ended December 31, 2008, an increase of $1.7 million, or 6.9%, compared with $23.7 million for the year ended December 31, 2007. This increase was primarily due to higher professional fees in 2008 relative to the same 2007 period.

Income Tax Benefit / Expense

Income tax benefit was $39.7 million for the year ended December 31, 2008, which equals an effective tax rate of 38.9%, compared with income tax expense of $22.1 million for the year ended December 31, 2007, which equals an effective tax rate of 44.8%. The change in rate is due to permanent differences which reduce the tax benefit in a loss period.

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

We recorded net income of $27.3 million for the year ended December 31, 2007 compared with $53.3 million for the year ended December 31, 2006. The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period to Period
	2007	2006	$ Change	% Change
		(dollars in thousands)

Revenues:
Investment banking	$226,464	$210,026	$16,438	7.8%
Commissions	165,803	116,625	49,178	42.2
Principal transactions, net	(7,520)	45,773	(53,293)	(116.4)
Interest and dividend income	37,612	26,920	10,692	39.7
Investment advisory fees	1,751	5,036	(3,285)	(65.2)
Other	3,418	2,206	1,212	54.9

Total revenues	427,528	406,586	20,942	5.2

Expenses:
Compensation and benefits	257,070	216,518	40,552	18.7

Occupancy and equipment	18,722	17,728	994	5.6
Communications and data processing	24,283	19,465	4,818	24.8
Brokerage and clearance	22,967	19,728	3,239	16.4
Interest	14,732	11,023	3,709	33.6
Business development	16,601	13,218	3,383	25.6
Other	23,748	17,257	6,491	37.6

Total non-compensation expenses	121,053	98,419	22,634	23.0

Total expenses	378,123	314,937	63,186	20.1

Income before income taxes	49,405	91,649	(42,244)	(46.1)
Income tax expense	22,113	38,365	(16,252)	(42.4)

Net income	$27,292	$53,284	$(25,992)	(48.8)%

2007 and 2006 Non-GAAP Financial Measures

The following provides details with respect to reconciling compensation and benefits expense, income before income tax expense, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the years ended December 31, 2007 and 2006 to such items on a non-GAAP basis in the same period:

		Reconciliation
	GAAP	Amount		Non-GAAP
	(dollars in thousands, except per share information)

December 31, 2007
Compensation and benefits expense	$257,070	$(12,509	)(a)	$244,561

Income before income taxes	$49,405	$12,509	(a)	$61,914
Income tax expense	$22,113	$5,599	(b)	$27,712

Net income	$27,292	$6,910	(c)	$34,202

Compensation ratio(d)	60.1%			57.2%
Earnings per share:
Basic	$0.89	$0.23		$1.12
Diluted	$0.86	$0.22		$1.08
Weighted average number of common shares outstanding:
Basic	30,654,058	—	(e)	30,654,058
Diluted	31,561,751	—	(e)	31,561,751
December 31, 2006
Compensation and benefits expense	$216,518	$(1,882	)(a)	$214,636

Income before income taxes	$91,649	$1,882	(a)	$93,531
Income tax expense	$38,365	$821	(b)	$39,186

Net income	$53,284	$1,061	(c)	$54,345

Compensation ratio(d)	53.3%			52.8%
Earnings per share:
Basic	$1.94	$0.04		$1.98
Diluted	$1.93	$0.04		$1.97
Weighted average number of common shares outstanding:
Basic	27,512,023	—	(e)	27,512,023
Diluted	27,565,453	—	(e)	27,565,453

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 8, 2006.

(b)	The non-GAAP adjustment to income tax expense represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment to net income was the after-tax amortization of the IPO restricted stock awards in the respective periods.

(d)	The twelve months ended December 31, 2007 and 2006 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $427,528 and $406,586, respectively.

(e)	Both the basic and diluted weighted average common shares outstanding were not adjusted.

See the section entitled “— 2008 and 2007 Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.

Revenues

Investment Banking

Investment banking revenues increased $16.4 million, or 7.8%, to $226.5 million for the year ended December 31, 2007 compared with $210.0 million for the year ended December 31, 2006. Our underwriting revenues increased $32.3 million, or 54.1%, to $92.0 million for the year ended December 31, 2007 compared to $59.7 million for the year 2006. M&A and advisory fees increased $21.9 million, or 34.2%, to $86.0 million for the year ended December 31, 2007 compared to $64.1 million for the year ended December 31, 2006. Private placement revenues decreased $37.8 million, or 43.9%, to $48.4 million for the year ended December 31, 2007 compared to $86.2 million for the year 2006. This decrease was primarily due to smaller and less profitable PreTSLtm structured finance transactions in 2007 than in 2006.

Commissions

Commissions revenue increased $49.2 million, or 42.2%, to $165.8 million for the year ended December 31, 2007 compared with $116.6 million for the year ended December 31, 2006. Commissions on European equity securities totaled $65.2 million for 2007 compared to $39.5 million for the year ended December 31, 2006, an increase of $25.7 million, or 65.1%. Commissions of U.S. equity securities totaled $100.6 million for 2007 compared to $77.2 million for the year ended December 31, 2006, an increase of $23.4 million, or 30.3%. Our commissions revenue increased partially as a result of the historically high volume of trading in financial services stocks as a result of the market volatility in the second half of 2007.

Principal Transactions, Net

Principal transactions resulted in net losses of $7.5 million for the year ended December 31, 2007 compared to net gains of $45.8 million for 2006. Equity market making activity and trading for our own account resulted in net losses of $0.9 million for the year ending December 31, 2007 compared to net gains of $17.0 million in 2006. Trading in fixed income securities for customers and unrealized losses on fixed income securities owned, including securities held for PreTSLtm securitizations, resulted in net losses of $7.5 million for the year ended December 31, 2007 compared to net gains of $16.1 million in 2006. These losses were partially offset by net gains on firm investments of $0.9 million for the year ended December 31, 2007 compared to net gains of $12.6 million for 2006.

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

Compensation and benefits expense as a percentage of total revenue, after deducting from such expense the non-cash amortization expense associated with the IPO restricted stock awards, was 57.2% for the year ended December 31, 2007 compared with 52.8% for 2006. The unadjusted compensation and benefits percentage of total revenue for the year ended December 31, 2007 was 60.1% compared to 53.3% in the same 2006 period. See the section above entitled “— 2007 and 2006 Non-GAAP Financial Measures” for a reconciliation to our GAAP results.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of December 31, 2008, we had liquid assets of $325.7 million, primarily consisting of cash and cash equivalents and receivables from clearing brokers. We also periodically utilize short- term bank debt to finance certain capital securities positions held at the holding company level to support the PreTSLtm product pool formation. From time to time, we may obtain a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time.

Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source. We do not currently have any long term debt obligations and therefore, are not exposed to the breach of any debt covenants.

We have an effective “universal” shelf registration statement on form S-3 on file with the SEC. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, senior debt securities, subordinated debt securities, warrants, stock purchase contracts, and stock purchase units. We may offer any of these securities independently or together in any combination with other securities. In addition, selling shareholders may use the shelf registration statement to offer, from time to time, shares of our common stock. As of the date we filed with the SEC this annual report on Form 10-K for the year ended December 31, 2008, we were a “well-known seasoned issuer,” as such term is defined in the federal securities laws. Our status as a well-known seasoned issuer enables us, among other things, to enter the public markets and consummate sales off the shelf registration statement in rapid fashion and with little or no notice.

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

At December 31, 2008, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $101.3 million, or $93.8 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total financial resources of $31.3 million exceeded the financial resources requirement by approximately $23.5 million at December 31, 2008.

The regulatory requirements referred to above restrict our ability to withdraw capital from our regulated subsidiaries, which was approximately $132.6 million at December 31, 2008.

Cash Flows

Year ended December 31, 2008.  Cash increased $0.6 million for the year ended December 31, 2008, primarily due to positive cash flows from operating activities offset by the effect of exchange rate changes on cash.

Our operating activities provided $25.7 million of cash due to a net loss of $40.2 million, adjusted for non-cash revenue and expense items of $22.2 million, and cash used as a result of decreasing operating liabilities by $238.1 million, offset by cash provided from operating assets of $303.9 million. The non-cash items consisted of amortization of stock-based compensation related to restricted stock of $30.5 million, deferred income tax benefit of $13.2 million and depreciation and amortization expense of $4.8 million. The increase in cash provided by operating assets was primarily attributable to decreases in financial instruments owned, at fair value of $251.5 million and receivables from clearing brokers of $59.8 million, partially offset by an increase in income taxes receivable of $33.3 million. Cash used as a result of decreases in operating liabilities consisted primarily of decreases in securities sold under repurchase agreements of $94.8 million, financial instruments sold, not yet purchased, at fair value of $65.7 million, accounts payable, accrued expenses and other liabilities of $47.0 million and short-term borrowings of $33.6 million.

We used $3.7 million in our investing activities, in the purchase of fixed assets. Cash used in financing activities was $3.9 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements partially offset by repayment of loans we provided to certain employees in connection with their purchase of our common stock. The effect of exchange rate changes on cash was primarily a result of the significant drop in the Great British Pound relative to the U.S. Dollar particularly in the fourth quarter of 2008.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

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

Fair Value Hierarchy

In determining fair value, we utilize various methods including the market and income approaches. Based on these approaches, we utilize assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

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

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily a market approach. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade CDOs primarily collateralized by banking and insurance company trust preferred and capital securities and certain restricted stock.

Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches. The valuation methodologies utilized may include significant inputs that are unobservable from objective sources. We consider various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including non-rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities and banking and insurance company trust preferred and capital securities, private equity securities and other investments including limited and general partnership interests. We did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.

During the quarter ended June 30, 2008, we changed the valuation model utilized to determine the fair value of banking and insurance company trust preferred and capital securities from a securitization simulation model to a market spread model for each of the individual trust preferred and capital securities utilizing credit spreads for new issues and/or secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions. This change was precipitated by difficulty in obtaining market based information for which to develop inputs for our securitization simulation model as a result of the absence of a single new issue in the first half of 2008. The key market inputs in this method are the discount margins, market spreads applied and the yield expectations for similar instruments.

During the quarter ended December 31, 2008, we changed the valuation methodology utilized to determine fair value of Level 3 non-rated CDOs, which are primarily collateralized by banking and insurance company trust preferred and capital securities from an approach utilizing discounted cash flow models to a market based approach utilizing recently executed transactions of the same or similar financial instruments. This change was precipitated by the continued deteriorating market conditions during the fourth quarter, resulting in defaults and deferrals among many financial instruments within this class of securities.

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

Our Level 3 assets were $82.3 million as of December 31, 2008, which represented approximately 14% of total assets and approximately 63% of total assets measured at fair value. Our Level 3 assets were $171.8 million as of December 31, 2007, which represented approximately 20% of total assets and approximately 45% of total assets measured at fair value.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. In the event it is more likely than not that a deferred tax asset will not be realized, a valuation allowance will be recorded.

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

Contractual Obligations

Contractual obligations as of December 31, 2008 are as follows (dollars in thousands):

	Payments due by Period
	Total	2009	2010 - 2011	2012 - 2013	2014 and thereafter

Operating lease obligations	$105,537	$14,122	$28,271	$28,521	$34,623

This excludes capital commitments that can be called at any time on private limited partnership interests of $27.4 million, including $10.4 million from an affiliated fund, at December 31, 2008. In addition, the table does not include reserves for income taxes that are not contractual obligations by nature. We cannot determine with any degree of certainty the amount that would be payable or the period of cash settlement to the respective taxing jurisdictions.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2008. However, as described in Item 7A — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Recently Issued Accounting Standards, Not Yet Adopted

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We expect to adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to materially affect the reporting of our financial condition, results of operations or cash flows.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned for the year ended December 31, 2008:

	High	Low	Average
	(dollars in thousands)

Long Value:
Equities	$102,941	$41,765	$72,984
Corporate and other debt	235,444	53,879	146,347
U.S. Government and agency securities	9,972	—	897
Mortgage backed securities	14,839	—	1,592
Other investments	54,540	34,893	45,271
Short Value:
Equities	$48,061	$8,405	$30,767
Corporate and other debt	7,034	—	1,799
U.S. Government and agency securities	23,780	—	4,955

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting.	50
Report of Independent Registered Public Accounting Firm.	51
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.	53
Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended December 31, 2008.	54
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2008.	55
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2008.	56
Notes to Consolidated Financial Statements.	57

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

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

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in its report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

We have audited KBW, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBW, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, KBW, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

We have audited the accompanying consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBW, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBW, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
February 27, 2009

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
December 31, 2008 and 2007
(Dollars in thousands)

	2008	2007

ASSETS
Cash and cash equivalents	$194,981	$194,358
Financial instruments owned, at fair value:
Equities	41,765	102,966
Corporate and other debt	53,879	224,812
Other investments	34,893	54,515

	130,537	382,293

Securities purchased under resale agreements	—	23,846
Receivables from clearing brokers	130,682	191,234
Accounts receivable	19,391	21,196
Income taxes receivable	33,270	—
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $21,546 in 2008 and $19,259 in 2007	18,895	19,801
Other assets	43,710	31,722

Total assets	$571,466	$864,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under repurchase agreements	$—	$94,784
Short-term borrowings	31,547	65,099
Financial instruments sold, not yet purchased, at fair value:
Equities	11,162	48,061
Corporate and other debt	—	5,000
U.S. Government and agency securities	—	23,780

	11,162	76,841

Accounts payable, accrued expenses, and other liabilities	122,070	172,263
Income taxes payable	9,956	7,037

Total liabilities	174,735	416,024

Stockholders’ equity:
Preferred stock	—	—
Common stock	298	293
Paid-in capital	137,618	114,014
Retained earnings	275,019	337,368
Notes receivable from stockholders	(2,225)	(5,254)
Accumulated other comprehensive (loss) / income	(13,979)	2,005

Total stockholders’ equity	396,731	448,426

Total liabilities and stockholders’ equity	$571,466	$864,450

See accompanying notes to consolidated financial statements.

KBW Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share information)

	2008	2007	2006

Revenues:
Investment banking	$163,664	$226,464	$210,026
Commissions	192,752	165,803	116,625
Principal transactions, net	(142,962)	(7,520)	45,773
Interest and dividend income	24,687	37,612	26,920
Investment advisory fees	1,197	1,751	5,036
Other	2,879	3,418	2,206

Total revenues	242,217	427,528	406,586

Expenses:
Compensation and benefits	226,311	257,070	216,518
Occupancy and equipment	19,831	18,722	17,728
Communications and data processing	27,743	24,283	19,465
Brokerage and clearance	24,244	22,967	19,728
Interest	4,603	14,732	11,023
Business development	16,115	16,601	13,218
Other	25,375	23,748	17,257

Total expenses	344,222	378,123	314,937

(Loss) / income before income taxes	(102,005)	49,405	91,649
Income tax (benefit) / expense	(39,656)	22,113	38,365

Net (loss) / income (Note 9)	$(62,349)	$27,292	$53,284

Earnings per common share (Note 9):
Basic	$(2.02)	$0.89	$1.94
Diluted	$(2.02)	$0.86	$1.93
Weighted average number of common shares outstanding:
Basic	30,838,361	30,654,058	27,512,023
Diluted	30,838,361	31,561,751	27,565,453

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income (loss)	Equity

Balance at December 31, 2005	$—	$6	$27,410	$256,792	$(17,644)	$(855)	$265,709
Net income (Note 9)	—	—	—	53,284	—	—	53,284
Other comprehensive income, currency translation adjustment	—	—	—	—	—	2,325	2,325

Total comprehensive income	—	—	—	—	—	—	55,609

Purchase of 1,182,328 shares of common stock	—	(12)	(12,206)	—	1,218	—	(11,000)
Issuance of 4,122,482 shares of common stock	—	41	76,808	—	—	—	76,849
Forty-three for one stock split effective November 1, 2006	—	257	(257)	—	—	—	—
Amortization of stock-based compensation	—	—	3,476	—	—	—	3,476
Restricted stock units converted	—	—	(1,175)	—	—	—	(1,175)
Excess net tax benefit related to delivery of restricted stock	—	—	363	—	—	—	363
Repayment of notes receivable from stockholders	—	—	—	—	7,583	—	7,583

Balance at December 31, 2006	—	292	94,419	310,076	(8,843)	1,470	397,414
Net income	—	—	—	27,292	—	—	27,292
Other comprehensive income, currency translation adjustment	—	—	—	—	—	535	535

Total comprehensive income	—	—	—	—	—	—	27,827

Amortization of stock-based compensation	—	—	20,564	—	—	—	20,564
Cancellation of 58,360 shares of restricted stock in satisfaction of withholding tax requirements	—	—	(1,965)	—	—	—	(1,965)
Purchase of 20,812 shares of common stock	—	—	(205)	—	205	—	—
Issuance of 163,244 shares of common stock	—	1	2,641	—	—	—	2,642
Restricted stock units converted	—	—	(1,078)	—	—	—	(1,078)
Stock-based awards vested			(1,564)				(1,564)
Excess tax benefit related to delivery of restricted stock	—	—	1,202	—	—	—	1,202
Repayment of notes receivable from stockholders	—	—	—	—	3,384	—	3,384

Balance at December 31, 2007	—	293	114,014	337,368	(5,254)	2,005	448,426
Net loss	—	—	—	(62,349)	—	—	(62,349)
Other comprehensive loss, currency translation adjustment translation adjustment	—	—	—	—	—	(15,984)	(15,984)

Total comprehensive loss	—	—	—	—	—	—	(78,333)

Amortization of stock-based compensation	—	—	30,540	—	—	—	30,540
Cancellation of 319,359 shares of restricted stock in satisfaction of withholding tax requirements	—	(3)	(7,892)	—	—	—	(7,895)
Purchase of 5,875 shares of common stock	—	—	(60)	—	60	—	—
Issuance of 870,037 shares of common stock	—	8	19,300	—	—	—	19,308
Restricted stock units converted	—	—	(854)	—	—	—	(854)
Stock-based awards vested	—	—	(18,312)	—	—	—	(18,312)
Excess net tax benefit related to delivery of restricted stock	—	—	882	—	—	—	882
Repayment of notes receivable from stockholders	—	—	—	—	2,969	—	2,969

Balance at December 31, 2008	$—	$298	$137,618	$275,019	$(2,225)	$(13,979)	$396,731

Description of common stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued*	Outstanding*

$0.01	2008	140,000,000	29,833,816	29,833,816
$0.01	2007	140,000,000	29,289,013	29,289,013
$0.01	2006	140,000,000	29,204,941	29,204,941

(*)	These share amounts exclude legally vested restricted stock units.

Description of preferred stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	Outstanding

$0.01	2008	10,000,000	—	—
$0.01	2007	10,000,000	—	—
$0.01	2006	10,000,000	—	—

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net (loss) / income	$(62,349)	$27,292	$53,284
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Non-monetary transaction	—	(6,518)	—
Amortization of stock-based compensation	30,540	20,564	3,476
Depreciation and amortization	4,801	4,895	5,906
Deferred income tax (benefit) expense	(13,158)	(10,125)	330
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	251,537	(45,038)	55,899
Securities purchased under resale agreements	23,846	38,473	(18,438)
Receivables from clearing brokers	59,828	(5,522)	(94,082)
Accounts receivable	969	4,544	47
Income taxes receivable	(33,270)	—	—
Other assets	972	(9,038)	81
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(65,679)	(34,131)	13,973
Securities sold under repurchase agreements	(94,784)	10,248	82,261
Short-term borrowings	(33,552)	36,599	(35,250)
Payable to clearing broker	—	—	(91,977)
Accounts payable, accrued expenses and other liabilities	(47,035)	5,592	36,285
Income taxes payable	2,987	(9,735)	6,707

Net cash provided by operating activities	25,653	28,100	18,502

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(3,719)	(2,545)	(3,442)

Net cash used in investing activities	(3,719)	(2,545)	(3,442)

Cash flows from financing activities:
Issuance of shares of common stock	142	—	75,674
Purchase of shares of common stock	—	—	(11,000)
Cancellation of restricted stock in satisfaction of withholding tax requirements	(7,895)	(1,965)	—
Excess net tax benefit related to stock-based awards	882	1,202	363
Repayment of notes receivable from stockholders	2,969	3,384	7,583

Net cash (used in) / provided by financing activities	(3,902)	2,621	72,620

Currency adjustment:
Effect of exchange rate changes on cash	(17,409)	535	2,325

Net increase in cash and cash equivalents	623	28,711	90,005
Cash and cash equivalents at the beginning of the year	194,358	165,647	75,642

Cash and cash equivalents at the end of the year	$194,981	$194,358	$165,647

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$1,419	$47,546	$29,334
Interest	$6,075	$14,800	$10,743

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

The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Research Bulletin No. ARB 51, Consolidated Financial Statements. The usual condition for a controlling financial interest is ownership of a majority voting interest. As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity. Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. The Company consolidates variable interest entities when its interests in the entity are expected to absorb a majority the entity’s expected losses, or expected residual returns, or both. There were no variable interest entities that required consolidation at December 31, 2008.

In addition, the Company evaluates its investments in general partnerships and investments in limited partnerships under Emerging Issues Task Force 04-5 (“EITF 04-5”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under EITF 04-5 the general partners in limited partnerships are presumed to control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights.

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
(Dollars in thousands, except share information)

(c)	Cash and Cash Equivalents

Cash equivalents include investments with an original maturity of three months or less when purchased. Due to the short-term nature of these instruments, carrying value approximates their fair value.

(d)	Fair Value of Financial Instruments

The Company elected to early adopt Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as of January 1, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions.

Under SFAS No. 157, fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Among the factors considered by the Company in determining the fair value of financial instruments for which there are no current quoted market prices are credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, assessing the underlying investments, market-based information, such as comparable company transactions, performance multiples and changes in market outlook as well as other measurements. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of operations. Financial assets and financial liabilities carried at contract amounts include receivables from clearing brokers, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements. See Note 3 of the Notes to Consolidated Financial Statements for additional discussion of SFAS No. 157.

The Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), as of January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applies the fair value option for certain eligible instruments, including certain private equity securities and limited partnership interests. Generally, the carrying values of these securities have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. The Company’s partnership interests are generally recorded at fair value, which may consider information provided by general partners. These instruments had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159 in accordance with the AICPA Audit and Accounting Guide — Brokers And Dealers In Securities. Therefore, there was no transition adjustment recorded to opening retained earnings related to these investments.

(e)	Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements

Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. The assets and liabilities that result from these

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold or purchased (contract value), respectively. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

There were no resale agreements as of December 31, 2008. The market value of collateral accepted by the Company under resale agreements was $23,795 as of December 31, 2007.

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

Investment Banking

The Company earns fees for providing strategic advisory services in mergers and acquisitions (“M&A”) and other transactions which are predominantly composed of fees based on a successful completion of a transaction, and from capital markets, which is comprised of underwriting securities’ offerings and arranging private placements, including securitized debt offerings.

Strategic advisory revenues are recorded when earned, the fees are determinable and collection is reasonably assured.

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
(Dollars in thousands, except share information)

Principal transactions

Financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value are recorded on a trade-date basis with realized and unrealized gains and losses reflected in principal transactions, net in the consolidated statements of operations.

Interest and dividend income

The Company recognizes contractual interest on financial instruments owned at fair value on an accrual basis as a component of interest and dividend income. Dividend income is recognized on the ex-dividend date.

(i)	Securitization Activities

The Company has transactional activities with trusts established for its structured finance products. The Company has temporarily warehouse securities and has occasionally sold capital securities to these trusts. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, the Company recognized such transfers of these warehouse securities as sales, provided control has been relinquished. Control is considered to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (in which case true-sale opinions are obtained), (ii) the transferee has the right to pledge or exchange the assets received, and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset).

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

Deferred tax assets and liabilities are recognized for the future tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. In the event it is more likely than not that a deferred tax asset will not be realized, a valuation allowance will be recorded.

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
(Dollars in thousands, except share information)

the determinants of basic EPS and, in addition, give effect to dilutive potential common shares related to stock compensation plans.

(m)	Foreign Currency Translation

The Company translates the statements of financial condition of KBWL at the exchange rates in effect as of the end of each reporting period. The consolidated statements of operations are translated at the average rates of exchange during the year. The resulting translation adjustments of KBWL are recorded directly to accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.

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

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, primarily market and income approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information set forth below according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

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
(Dollars in thousands, except share information)

observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, as well as certain restricted stock.

Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches. The valuation methodologies may utilize significant inputs that are unobservable from objective sources. The Company considers various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including non-rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities and bank and insurance company trust preferred and capital securities, and other investments, including private equity securities and limited and general partnership interests. The Company did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total

Financial instruments owned, at fair value:
Equities	$19,169	$7,031	$14,722	$40,922
Corporate and other debt	—	21,191	32,688	53,879
Other investments	—	—	34,893	34,893

Total non derivative trading assets	19,169	28,222	82,303	129,694
Derivative financial instruments	843	—	—	843

Total financial instruments owned	$20,012	$28,222	$82,303	$130,537

Liabilities at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total

Financial instruments sold, but not yet purchased, at fair value:
Equities	$10,701	$—	$—	$10,701

Total non derivative trading liabilities	10,701	—	$—	10,701
Derivative financial instruments	461	—	—	461

Total financial instruments sold, not yet purchased	$11,162	$—	$—	$11,162

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

The derivative financial instruments were reported on a gross basis by level. The Company’s derivative activities included in financial instruments owned and financial instruments sold, not yet purchased consist of writing and purchasing listed equity options. The fair value of the individual derivative contracts were reported gross in their respective levels based on the fair value hierarchy.

The following tables provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2008 and 2007:

						Changes in Unrealized
		Total Gains				Gains and (Losses)
	Balance as of	and (Losses)		Transfers	Balance as of	Included in Earnings
	December 31,	(Realized and	Purchases/	(out) of	December 31,	Related to Assets Still
	2007	Unrealized)	(Sales), Net	Level 3	2008	Held at Reporting Date

Non-derivative trading assets	$171,816	$(81,049)	$(2,363)	$(6,101)	$82,303	$(69,814)

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

						Changes in Unrealized
		Total Gains				Gains and (Losses)
	Balance as of	and (Losses)		Transfers	Balance as of	Included in Earnings
	December 31,	(Realized and	Purchases/	in/(out) of Level	December 31,	Related to Assets Still
	2006	Unrealized)	(Sales), Net	3	2007	Held at Reporting Date

Non-derivative trading assets	$56,227	$(2,388)	$23,832	$94,145	$171,816	$(1,814)

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in principal transactions, net in the accompanying consolidated statements of operations. Additionally, the change in the unrealized gains and losses were often offset by realized gains and losses during the period.

Purchases/sales represent the net amount of Level 3 assets that were either purchased or sold during the period. The amounts were recorded at their transaction values.

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

The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the years ended December 31, 2008 and 2007 were $52,924 and $43,886, respectively. Secured short-term borrowings were $31,547 at the rate in effect of 1.63% as of December 31, 2008, and $65,099 at the rate in effect of 3.81% as of December 31, 2007, respectively. Included in financial instruments owned as of December 31, 2008 and 2007 were $31,064 and $83,750, respectively, of corporate bonds in which the lender has a security interest in connection with short-term borrowings.

(5)	Commitments and Contingencies

(a)	Leases

The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2009 and 2016. Such agreements contain escalation clauses and provide that certain operating costs be paid by the Company in addition to the minimum rentals. As part of a lease agreement, the Company provided a letter of credit in the amount of $3,530.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

Future minimum lease payments as of December 31, 2008 are as follows:

Lease Payments

Year:
2009	$14,122
2010	14,168
2011	14,103
2012	14,310
2013	14,211
Thereafter	34,623

Total	$105,537

Rent expense for the years ended December 31, 2008, 2007 and 2006 aggregated $12,530, $11,238 and $11,510, respectively.

(b)	Litigation

In the ordinary course of business, the Company may be a defendant or co-defendant in legal actions. At December 31, 2008, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

On January 12, 2009, Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc., filed a lawsuit in the United States District Court for the Northern District of Illinois against Keefe and against Delores, E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC. Ms. Rodriguez and Mr. Mohr were employed by Cohen & Company subsequent to being employed by Keefe and the complaint relates to activities by them at both Keefe and their subsequent employer.

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000 representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe has not yet responded to the complaint but believes the claims are without merit and will defend these claims vigorously.

(c)	Limited Partnership Commitments

As of December 31, 2008, the Company had approximately $27,365, including $10,393 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

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

A summary of the Company’s listed options and futures contracts is as follows:

	Current		End of
	Notional	Average Fair	Period Fair
	Value	Value	Value

December 31, 2008:
Purchased options	$7,721	$557	$843
Written options	$6,100	$344	$461
Short futures contracts	$—	$—	$—
December 31, 2007:
Purchased options	$1,100	$101	$103
Written options	$2,600	$100	$78
Short futures contracts	$3,923	$—	$—

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

(7)	Concentrations of Credit Risk

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

The Company had transactional activities with trusts relating to its structured finance products known as PreTSLstm. PreTSLstm are collateralized debt obligations that are typically backed by a combination of capital securities issued by banks and insurance companies. The Company’s primary role as it relates to its PreTSLtm product is to act as structuring and placement agent, broker and market maker. Fees associated with securitizations are reflected in investment banking in the accompanying consolidated statements of operations. The Company may temporarily warehouse securities and occasionally sells capital securities to the trusts, generally at par. The Company does not maintain effective control over these assets upon sale to the trusts. There were no securitization activities during 2008. The Company sold $150,500 of capital securities to trusts during 2007. The aggregate amount with respect to these structured transactions in which the Company participated in was in excess of $2,600,000 during 2007.

(11)	Non-Monetary Transaction

The Company received cash and warrants exercisable in common stock as advisory fees in connection with the closing of a private placement transaction during the year ended 2007. The warrants received were measured at fair value on the closing date of the transaction. The Company recorded investment banking revenues of $6,518 for the year ended December 31, 2007 as a result of this non-monetary transaction. Shortly after the closing of the private placement transaction, the Company exercised these warrants and received common stock.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

(12)	Stock-Based Compensation

At December 31, 2008, the Company had two types of stock-based compensation arrangements: the 2006 Equity Incentive Plan (the “Plan”) and restricted stock units (“RSUs”).

2006 Equity Incentive Plan:   The Plan permits the granting of up to 6,150,000 shares of common stock. Restricted stock awards (“RSAs”) have been granted under the Plan, primarily in connection with the Company’s regular compensation and hiring process and its IPO in 2006. Each RSA is one actual share of common stock issued at no cost to the participant and is restricted. RSAs generally vest ratably over a three or four year period from the grant date. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment or retirement. There have been no modifications in terms with respect to RSAs granted.

The following tables set forth activity and related weighted average grant date fair value of the Company’s RSAs awarded under the Plan as of December 31, 2008:

		Weighted
	Year Ended	Average Grant Date
	December 31, 2008	Fair Value

Restricted stock awards:
Share balance, beginning of year	3,023,825	$22.89
Grants	1,137,111	$28.43
Forfeited	(263,807)	$24.00
Vested	(769,277)	$23.80

Share balance, end of year	3,127,852	$24.59

	Year Ended December 31,
	2008	2007	2006

Restricted stock awards:
Share balance, beginning of year	3,023,825	2,592,100	—
Grants	1,137,111	626,393	2,592,200
Forfeited	(263,807)	(144,643)	(100)
Vested	(769,277)	(50,025)	—

Share balance, end of year	3,127,852	3,023,825	2,592,100

The Company granted 1,137,111 RSAs during 2008, 626,393 RSAs during 2007 and 2,592,200 RSAs during 2006 at a total fair value of $32,324, $19,481 and $54,436, respectively. The total grant date fair value of RSAs vested in 2008 and 2007 was $18,312 and $1,564, respectively. No RSAs vested prior to 2007.

Compensation expense equivalent to the grant date fair value per share is recognized by the Company over the requisite service period, which is generally the vesting period. Compensation expense recognized related to the granting of RSAs for the years ended December 31, 2008, 2007, and 2006 was $30,530, $20,135 and $1,882, respectively.

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

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

Unvested RSUs are subject to forfeiture upon termination of employment. There have been no modifications in terms with respect to RSUs granted.

The following tables set forth activity relating to the Company’s RSUs s of December 31, 2008:

			Weighted
	Year Ended		Average Grant
	December 31, 2008		Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Restricted stock units:
Balance, beginning of year	3,698	1,432,631	$9.98	$6.80
Vested	(3,698)	3,698	9.98	9.98
Converted and redeemed	—	(95,331)	—	8.96

Balance, end of year	—	1,340,998	$—	$6.66

	Year Ended December 31,
	2008	2007	2006

Restricted stock units:
Balance, beginning of year	1,436,329	1,549,548	1,751,003
Grants	—	—	3,698
Forfeited	—	—	—
Converted and redeemed	(95,331)	(113,219)	(205,153)

Balance, end of year	1,340,998	1,436,329	1,549,548

RSUs were not granted in 2008 and 2007. During 2006, the Company granted 3,698 of RSUs at a total fair value of $37. The total fair value of RSUs vested in 2008 was $37. The fair value of RSUs converted and redeemed in 2008 was $854. Compensation expense equivalent to the grant date fair value is recognized by the Company over the requisite service period, which is generally the vesting period. Associated compensation expense recognized was $10, $429 and $1,594 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the compensation cost related to the unvested RSAs was $44,228, which will be recognized in future years, primarily 2009, 2010, and 2011. The weighted average period related to these stock compensation expenses yet to be recognized was 1.4 years for RSAs. There were no unvested RSUs as of December 31, 2008.

In order to satisfy the redemption of RSUs and the delivery of RSAs, the Company may issue shares from previously un-issued shares.

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $882 and $1,202 related to share-based compensation in cash flows from financing activities in 2008 and 2007, respectively.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

(13)	Employee Profit-Sharing and Retirement Plan

The Company has a defined contribution profit-sharing and retirement plan (the “Retirement Plan”) covering employees who meet certain eligibility requirements. Contributions are generally funded annually. The Company’s profit sharing contribution to the Retirement Plan, which is voluntary, was $195, $2,941 and $5,038, in 2008, 2007 and 2006, respectively, and is included in compensation and benefits expense in the accompanying consolidated statements of operations. The Retirement Plan also contains a 401(k) portion covering substantially all employees. Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) portion. The Company’s contribution to the 401(k) portion of the Retirement Plan is determined based on three percent of employees’ total compensation. The 401(k) portion expense, which is included in employee compensation and benefits expense in the accompanying consolidated statements of operations, was $2,405, $2,196 and $1,869, for the years ended December 31, 2008, 2007 and 2006, respectively.

(14)	Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Years Ended December 31,
	2008	2007	2006

Numerator for basic and diluted EPS — net (loss)/income	$(62,349)	$27,292	$53,284

Denominator for EPS — weighted average number of common shares outstanding*:
Basic	30,838,361	30,654,058	27,512,023
Effect of dilutive securities — restricted stock	—	907,693	53,430

Diluted	30,838,361	31,561,751	27,565,453

Earnings per common share*:
Basic	$(2.02)	$0.89	$1.94
Diluted	$(2.02)	$0.86	$1.93

*	In accordance with SFAS No. 128, as a result of a net loss, basic and diluted common shares outstanding were equal for the twelve months ended December 31, 2008.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

(15)	Income Taxes

Income tax included in the consolidated statements of operations represent the following:

	Current	Deferred	Total

Year ended December 31, 2008
U.S. Federal	$(27,798)	$(2,388)	$(30,186)
State and Local	131	(10,086)	(9,955)
Non-U.S.	1,169	(684)	485

	$(26,498)	$(13,158)	$(39,656)

Year ended December 31, 2007
U.S. Federal	$22,359	$(6,909)	$15,450
State and Local	8,475	(2,505)	5,970
Non-U.S.	1,404	(711)	693

	$32,238	$(10,125)	$22,113

Year ended December 31, 2006
U.S. Federal	$26,400	$590	$26,990
State and Local	10,560	260	10,820
Non-U.S.	1,075	(520)	555

	$38,035	$330	$38,365

The difference between the statutory federal tax rate of 35% and the effective tax rate is summarized below:

	2008		2007		2006
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

Computed “expected” tax provision	$(35,702)	(35.0)%	$17,292	35.0%	$32,077	35.0%
Non-U.S. tax rate differential	(99)	(0.1)	(70)	(0.1)	(80)	(0.1)
State and local taxes, net of related Federal income tax benefit	(6,471)	(6.3)	3,881	7.9	7,033	7.7
Permanent differences	2,616	2.5	1,010	2.0	(665)	(0.7)

	$(39,656)	(38.9)%	$22,113	44.8%	$38,365	41.9%

The provision / (benefit) for income taxes resulted in effective rates of (38.9)%, 44.8% and 41.9% for 2008, 2007 and 2006, respectively. The change in the effective rate in 2008 compared to 2007 is due primarily to permanent differences which reduce the tax benefit in a loss period. The increase in the effective rate from 2007 compared to 2006 was due primarily to a reduction in the level of pre-tax earnings which increased the impact of certain permanent differences.

Income tax benefits related to employee stock compensation plans of $882, $1,202 and $363 in 2008, 2007 and 2006, respectively, were allocated to additional paid-in capital.

Deferred income taxes are provided for the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Net deferred tax assets are included in other assets in the consolidated statement of financial condition.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Employee compensation and benefits	$15,815	$13,257
Legal contingencies	688	298
Financial instruments owned, at fair value	5,062	—
State NOL carryover	5,437	—
Other	594	158

Total deferred tax assets	27,596	13,713

Deferred tax liabilities:
Accumulated depreciation and amortization of furniture, equipment and leasehold improvements	(1,297)	(849)
Financial instruments owned, at fair value	—	(1,818)

Total deferred tax liabilities	(1,297)	(2,667)

Net deferred tax assets	$26,299	$11,046

The Company has permanently reinvested earnings in its foreign subsidiary. At December 31, 2008, $4,516 of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of approximately $439 would become payable if such income were to be repatriated.

At December 31, 2008, the Company has net operating loss carryovers for state and local purposes of approximately $80,000 which are available to offset future state and local income and which expire over varying periods from 2013 through 2028.

Management believes that realization of the deferred tax assets is more likely than not based upon prior years’ taxable income, the reversal of taxable temporary differences and anticipated future taxable income. No valuation allowances were recorded against deferred tax assets at December 31, 2008 and 2007.

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

The Company had net unrecognized tax benefits, including interest, of approximately $7,493 as of December 31, 2008, all of which, if recognized, would affect the rate. It is unlikely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The gross unrecognized tax benefits, excluding interest, consist of the following components.

Amount

Balance as of January 1, 2008	$7,251
Additions based upon current year tax positions	356
Additions for prior years tax positions	20

Balance as of December 31, 2008	$7,627

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48. The total amount of interest related to tax uncertainties recognized in the statement of income for the period ended December 31, 2008 was $962. The total amount of accrued interest related to uncertain tax positions was $2,255 as of December 31, 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.

For federal tax purposes, years beginning after 2004 are still open to examination. For state and local tax purposes, years beginning after 2003 are still open to examination in all state and local jurisdictions, except New York State. The New York State returns are currently under examination for the 2002-2007 tax years. The New York City returns are currently under examination for the 2004-2005 tax years. Further, it is not anticipated that the unrecognized tax benefits will significantly change over the next twelve months.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company expects to adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to materially affect the Company’s reporting of its financial condition, results of operations or cash flows.

(18)	Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $7,530 as of December 31, 2008. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

December 31,
2008

Net Capital	$101,324
Excess net capital	$93,794

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of December 31, 2008, KBWL was in compliance with its local capital adequacy requirements. At December 31, 2008, KBWL’s financial resources of approximately $31,336 exceeded the financial resources requirement by approximately $23,513.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share information)

(19)	Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly statements of operations for the years ended December 31, 2008 and 2007:

2008	First	Second	Third	Fourth

Revenues	$74,852	$71,171	$53,635	$42,559
Net loss	$(7,499)	$(9,738)	$(23,000)	$(22,112)
Earnings per share(*):
Basic	$(0.24)	$(0.32)	$(0.75)	$(0.71)
Diluted	$(0.24)	$(0.32)	$(0.75)	$(0.71)
Average shares outstanding:
Basic	30,735,039	30,800,637	30,794,738	31,021,496
Diluted	30,735,039	30,800,637	30,794,738	31,021,496

2007	First	Second	Third	Fourth

Revenues	$101,279	$119,752	$101,135	$105,362
Net income	$7,720	$10,395	$5,535	$3,642
Earnings per share(*):
Basic	$0.25	$0.34	$0.18	$0.12
Diluted	$0.24	$0.33	$0.18	$0.11
Average shares outstanding:
Basic	30,640,736	30,603,734	30,665,945	30,704,979
Diluted	31,525,629	31,543,189	31,546,276	31,734,882

*	Summation of the quarters’ earnings per share may not equal the annual amounts due to the averaging effect of the number of shares outstanding throughout each respective year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Form 10-K:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 53 through 74 herein.

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

Date: February 27, 2009

KBW, INC.

By:	/s/ John G. Duffy
Name:     John G. Duffy

Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 27, 2009

Signature	Title

/s/ John G. Duffy John G. Duffy	Director, Chairman and Chief Executive Officer (principal executive officer)

/s/ Robert Giambrone Robert Giambrone	Chief Financial Officer (principal financial and accounting officer)

/s/ Andrew M. Senchak Andrew M. Senchak	Director

/s/ Thomas B. Michaud Thomas B. Michaud	Director

/s/ Daniel M. Healy Daniel M. Healy	Director

/s/ Christopher M. Condron Christopher M. Condron	Director

/s/ James K.Schmidt James K.Schmidt	Director

/s/ Michael J. Zimmerman Michael J. Zimmerman	Director

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation of KBW, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2007 filed on November 13, 2007).
3.2		Second Amended and Restated Bylaws of KBW, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed October 22, 2008).
4.1		Specimen Common Stock Certificate of KBW, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
4.2		Second Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10	.1†	KBW, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10.2		Fully Disclosed Clearing Agreement, dated as of October 22, 1992, between Pershing LLC and Keefe, Bruyette & Woods, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.3		Fully Disclosed Clearing Agreement, dated as of February 28, 2005, between Fortis Securities LLC and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.4		Agreement of Lease, dated November 12, 2002, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.5		First Amendment to Lease, dated September 6, 2003, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.6		Second Amendment to Lease, dated September 6, 2004, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.7		Sublease between Keefe, Bruyette & Woods, Inc. and National Financial Partners Corp., dated as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 7, 2007).
10	.8†	KBW, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10	.9†	KBW, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on 8-K filed June 9, 2008).
10	.10†	Form of Restricted Stock Award Agreement for Awards under the 2006 Equity Incentive Plan in connection with the IPO (incorporated by reference to Exhibit 10.8 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2006, filed on March 30, 2007).
10	.11†	Form of Restricted Stock Award Agreement for February 2007 awards under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2006, filed on March 30, 2007).
10	.12†	Form of Restricted Stock Award Agreement for February 2008 awards under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2007, filed on February 28, 2008).
10	.13*†	Form of Restricted Stock Award Agreement for February 2009 awards under the 2006 Equity Incentive Plan.
10	.14*†	Amended and Restated Employment Agreement with John G. Duffy and KBW, Inc., dated as of December 31, 2008.

E-1

10	.15*†	Amended and Restated Employment Agreement with Thomas B. Michaud and KBW, Inc., dated as of December 31, 2008.
10	.16*†	Amended and Restated Employment Agreement with Andrew M. Senchak and KBW, Inc., dated as of December 31, 2008.
10	.17*†	Amended and Restated Change of Control Agreement with Robert Giambrone and KBW, Inc., dated as of December 31, 2008.
10	.18*†	Amended and Restated Change of Control Agreement with Mitchell B. Kleinman and KBW, Inc., dated as of December 31, 2008.
11		Statement regarding computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 14 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section(b)(11) of Item 601 of Regulation S-K).
21	.1*	List of Subsidiaries of KBW, Inc.
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory arrangement

*	Filed herewith

E-2