Form 10-Q
period 2009-03-31
KBW, INC.
filed 2009-05-07
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2009 was 34,843,434 which number includes 4,648,535 shares representing unvested restricted stock awards and excludes 1,209,977 shares underlying vested restricted stock units.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	March 31,
	2009	December 31,
	(unaudited)	2008
ASSETS
Cash and cash equivalents	$146,125	$194,981
Financial instruments owned, at fair value:
Equities	34,931	41,765
Corporate and other debt	47,875	53,879
Other investments	36,252	34,893

	119,058	130,537

Securities purchased under resale agreements	8,058	—
Receivables from clearing brokers	126,338	130,682
Accounts receivable	19,508	19,391
Income taxes receivable	31,054	33,270
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $22,719 in 2009 and $21,546 in 2008	18,719	18,895
Other assets	44,612	43,710

Total assets	$513,472	$571,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under repurchase agreements	$8,613	$—
Short-term borrowings	31,547	31,547
Financial instruments sold, not yet purchased, at fair value:
Equities	21,436	11,162
U.S. Government and agency securities	7,957	—

	29,393	11,162

Accounts payable, accrued expenses, and other liabilities	29,237	122,070
Income taxes payable	10,103	9,956

Total liabilities	108,893	174,735

Stockholders’ equity:
Preferred stock	—	—
Common stock	302	298
Paid-in capital	143,895	137,618
Retained earnings	275,749	275,019
Notes receivable from stockholders	(709)	(2,225)
Accumulated other comprehensive loss	(14,658)	(13,979)

Total stockholders’ equity	404,579	396,731

Total liabilities and stockholders’ equity	$513,472	$571,466

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Investment banking	$26,860	$43,087
Commissions	36,019	52,766
Principal transactions, net	4,116	(30,100)
Interest and dividend income	1,738	8,092
Investment advisory fees	313	306
Other	3,230	701

Total revenues	72,276	74,852

Expenses:
Compensation and benefits	45,667	59,933
Occupancy and equipment	5,159	4,743
Communications and data processing	6,660	6,423
Brokerage and clearance	3,882	7,153
Business development	3,032	3,789
Interest	169	2,068
Other	5,777	4,180

Total expenses	70,346	88,289

Income / (loss) before income taxes	1,930	(13,437)
Income tax expense / (benefit)	1,200	(5,938)

Net income / (loss)	$730	$(7,499)

Earnings per common share:
Basic	$0.02	$(0.24)
Diluted	$0.02	$(0.24)
Weighted average number of common shares outstanding:
Basic	31,354,507	30,735,039
Diluted	32,610,654	30,735,039
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share information)
(unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Loss	Equity
Balance at December 31, 2008	$—	$298	$137,618	$275,019	$(2,225)	$(13,979)	$396,731
Net income	—	—	—	730	—	—	730
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(679)	(679)

Total comprehensive income							51

Amortization of stock-based compensation	—	—	12,025	—	—	—	12,025
Cancellation of 232,249 shares of restricted stock in satisfaction of withholding tax requirements	—	(2)	(4,461)	—	—	—	(4,463)
Issuance of 590,284 shares of common stock	—	6	14,542	—	—	—	14,548
Restricted stock units converted	—	—	(1,214)	—	—	—	(1,214)
Stock-based awards vested	—	—	(13,281)	—	—	—	(13,281)
Tax shortfall related to stock-based awards	—	—	(1,334)	—	—	—	(1,334)
Repayment of notes receivable from stockholders	—	—	—	—	1,516	—	1,516

Balance at March 31, 2009	$—	$302	$143,895	$275,749	$(709)	$(14,658)	$404,579

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
March 31, 2009	$0.01	10,000,000	—	—
December 31, 2008	$0.01	10,000,000	—	—
Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(1)	Outstanding(1)
March 31, 2009	$0.01	140,000,000	30,191,851	30,191,851
December 31, 2008	$0.01	140,000,000	29,833,816	29,833,816

(1)	These share amounts exclude legally vested restricted stock units.
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income / (loss)	$730	$(7,499)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Amortization of stock-based compensation	12,025	13,190
Depreciation and amortization	1,192	1,158
Deferred income tax expense / (benefit)	393	(4,000)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	11,440	49,055
Securities purchased under resale agreements	(8,058)	15,101
Receivables from clearing brokers	4,314	97,420
Accounts receivable	(200)	(4,234)
Income taxes receivable	2,216	—
Other assets	(1,309)	(3,697)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	18,231	(27,290)
Securities sold under repurchase agreements	8,613	(35,928)
Short-term borrowings	—	(4,020)
Accounts payable, accrued expenses and other liabilities	(92,354)	(132,175)
Income taxes payable	149	856

Net cash used in operating activities	(42,618)	(42,063)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(1,016)	(343)

Net cash used in investing activities	(1,016)	(343)

Cash flows from financing activities:
Issuance of shares of common stock	53	—
Cancellation of restricted stock in satisfaction of withholding tax	(4,463)	(2,811)
Excess (shortfall) net tax benefit related to stock-based awards	(1,334)	113
Repayment of notes receivable from stockholders	1,516	2,959

Net cash (used in) / provided by financing activities	(4,228)	261

Currency adjustment:
Effect of exchange rate changes on cash	(994)	(24)

Net decrease in cash and cash equivalents	(48,856)	(42,169)
Cash and cash equivalents at the beginning of the period	194,981	194,358

Cash and cash equivalents at the end of the period	$146,125	$152,189

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$103	$531
Interest	$260	$2,668
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
          These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in its Annual Report on Form 10-K filed with the SEC. These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its consolidated subsidiaries. All inter-company transactions and balances have been eliminated.
          The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Research Bulletin No. ARB 51, Consolidated Financial Statements. The usual condition for a controlling financial interest is ownership of a majority voting interest. As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity. Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. The Company consolidates variable interest entities when its interests in the entity are expected to absorb a majority the entity’s expected losses, or expected residual returns, or both. There were no variable interest entities that required consolidation at March 31, 2009.
          In addition, the Company evaluates its investments in general partnerships and investments in limited partnerships under Emerging Issues Task Force 04-5 (“EITF 04-5”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under EITF 04-5 the general partners in limited partnerships are presumed to control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at March 31, 2009.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(d) Fair Value of Financial Instruments
          The Company accounts for financial instruments that are being measured and reported on a fair value basis in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions.
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
          SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applied the fair value option for certain eligible instruments, including certain private equity securities and limited partnership interests. Generally, the carrying values of these securities have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. The Company’s partnership interests are generally recorded at fair value, which may consider information provided by general partners.
(e) Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
          Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. The assets and liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold or purchased (contract value), respectively. It is the policy of the Company to obtain possession of collateral or deliver collateral, as the case may be, with a market value equal to or in excess of the principal amount of the transactions. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.
          The market value of collateral accepted by the Company under resale agreements was $7,962 at March 31, 2009, substantially all of which has been sold or re-pledged. There were no resale agreements as of December 31, 2008. The resale agreements have subsequently been closed out at their contract values. The market value of collateral pledged by the Company under repurchase agreements, which included corporate debt, was $9,020 at March 31, 2009. There were no repurchase agreements as of December 31, 2008.
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
(i) Stock-Based Compensation
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
(j) Income Taxes
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
          The Company applies FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined as prescribed by FIN 48.
(k) Earnings Per Share (“EPS”)
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
(l) Foreign Currency Translation
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
(3) Financial Instruments
          The Company accounts for financial instruments that are being measured and reported on a fair value basis in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. This includes those items currently reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the consolidated statements of financial condition.
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
          Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
certain corporate and other debt, including investment grade collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities.
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
Assets at Fair Value as of March 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$19,030	$17	$15,128	$34,175
Corporate and other debt	—	20,079	27,796	47,875
Other investments	—	—	36,252	36,252

Total non-derivative trading assets	19,030	20,096	79,176	118,302
Derivative financial instruments	756	—	—	756

Total financial instruments owned	$19,786	$20,096	$79,176	$119,058

Liabilities at Fair Value as of March 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$20,973	$—	$—	$20,973
U.S. Government and agency securities	7,957	—	—	7,957

Total non-derivative trading liabiilties	28,930	—	—	28,930
Derivative financial instruments	463	—	—	463

Total financial instruments sold, not yet purchased	$29,393	$—	$—	$29,393

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$19,169	$7,031	$14,722	$40,922
Corporate and other debt	—	21,191	32,688	53,879
Other investments	—	—	34,893	34,893

Total non-derivative trading assets	19,169	28,222	82,303	129,694
Derivative financial instruments	843	—	—	843

Total financial instruments owned	$20,012	$28,222	$82,303	$130,537

Liabilities at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Equities	$10,701	$—	$—	$10,701

Total non-derivative trading liabilities	10,701	—	—	10,701
Derivative financial instruments	461	—	—	461

Total financial instruments sold, not yet purchased	$11,162	$—	$—	$11,162

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
          The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and March 31, 2008:
Level 3 Financial Assets

Changes in unrealized
		Total gains				gains and (losses)
	Balance as of	and (losses)				included in earnings
	December 31,	(realized and	Purchases/	Transfers into	Balance as of	related to assets still
	2008	unrealized)	(sales), net	Level 3	March 31, 2009	held at reporting date
Non-derivative trading assets	$82,303	($5,030)	$1,139	$764	$79,176	($5,232)

Changes in unrealized
		Total gains				gains and (losses)
	Balance as of	and (losses)		Transfers		included in earnings
	December 31,	(realized and	Purchases/	in/(out) of Level	Balance as of	related to assets still
	2007	unrealized)	(sales), net	3	March 31, 2008	held at reporting date
Non-derivative trading assets	$171,816	($10,758)	$11,288	($6,101)	$166,245	($13,212)

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
          Transfers into / out of Level 3 represent existing financial assets that were previously categorized at a lower level. Transfers into / out of Level 3 result from changes in the observability of inputs used in determining fair values for different types of financial assets. Transfers are reported at their fair value as of the beginning of the month in which such changes in the fair value inputs occurs.
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
(4) Short-Term Borrowings
          The Company obtains secured short-term borrowings primarily through bank loans. The short-term borrowings average balances for the three months ended March 31, 2009 and for the year ended December 31, 2008 were $31,547 and $52,924, respectively. Secured short-term borrowings were $31,547 at the rate in effect of 1.89% as of March 31, 2009. Secured short-term borrowings was $31,547 at the rate in effect of 1.631% as of December 31, 2008. Included in financial instruments owned as of March 31, 2009 and December 31, 2008 were $27,295 of and $31,064, respectively, of corporate bonds in which the lender has a security interest in connection with short-term borrowings.
(5) Commitments and Contingencies
     (a) Leases
          As of March 31, 2009, there were no significant changes in the Company’s lease agreements since December 31, 2008.
     (b) Litigation
          In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At March 31, 2009, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.
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
          The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint. The Liquidation Trustee filed an Opposition to Motion to Dismiss on April 29, 2009. Keefe’s reply brief is currently due on May 20, 2009.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     (c) Limited Partnership Commitments
          As of March 31, 2009, the Company had approximately $26,141, including $10,393 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.
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
     (b) Derivative Financial Instruments
          The Company’s derivative activities consist of writing and purchasing listed equity options and, from time to time, futures on interest rate and currency products for trading for our own account and are included in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value in the accompanying consolidated statements of financial condition. See also Note 3 of the Notes to Consolidated Financial Statements for additional details. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.
          In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional contract amounts, which are not included on the consolidated statements of financial condition, are used as a basis to calculate contractual cash flows to be exchanged and generally are not actually paid or received.
          A summary of the Company’s listed options is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
March 31, 2009:
Purchased options	$25,115	$477	$756
Written options	$4,010	$1,151	$463

December 31, 2008:
Purchased options	$7,721	$557	$843
Written options	$6,100	$344	$461
          The following table summarizes the net gains / (losses) from trading activities included in principal transactions, net on the statements of operations for the three months ended March 31, 2009:

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)

Principal
Type of Instrument	Transactions, Net
Equities	$(1,115)
Corporate and other debt	6,683
Other investments	(1,452)

Total	$4,116

          The revenue related to the equities category includes realized and unrealized gains and losses on both derivative instruments and non-derivative instruments. Corporate and other debt and other investments include realized and unrealized gains and losses on non-derivative instruments.
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
(8) Notes Receivable from Stockholders
          Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. Loans are payable in annual installments and bear interest between 4.19% and 5.0% per annum.
(9) Stock-Based Compensation
          At March 31, 2009, the Company had one effective stock-based compensation arrangement under the 2006 Equity Incentive Plan (the “Plan”). The Plan permits the granting of up to 6,150,000 shares of common stock. As part of the 2008 year-end performance award process (“2008 Bonus Awards”), the Company granted 2,134,555 restricted stock awards (“RSAs”) under the Plan to certain employees in February 2009. The aggregate fair value of the RSAs granted in connection with the 2008 Bonus Awards in February 2009 was $41,538. This value was based upon the grant date share price of $19.46. RSAs are actual shares of common stock issued to the participant that are restricted. The stock granted in connection with the 2008 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment.
          For 2008 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2008 Bonus Awards, the Company recognizes compensation expense ratably from the grant date to the retirement eligibility date. The Company recorded accelerated non-cash incremental compensation expense of $5,084 in the first quarter of 2009 related to 2008 Bonus Awards granted to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting).
(10) Employee Terminations
          During the first quarter of 2009, the Company implemented a reduction in force in order to manage headcount and control costs. The Company accrued for severance and other termination benefits totaling $2,750, which is reflected in compensation and benefits in the accompanying consolidated statements of operations. The Company expects the benefits to be paid during the second quarter of 2009.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(11) Earnings Per Share
          The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended
	March 31,
	2009	2008
Numerator for basic and diluted EPS-net income / (loss)	$730	$(7,499)

Denominator for EPS — weighted average number of common shares outstanding(1):
Basic	31,354,507	30,735,039
Effect of dilutive securities — restricted stock	1,256,147	n/a

Diluted	32,610,654	30,735,039

Earnings per common share(1):
Basic	$0.02	$(0.24)

Diluted	$0.02	$(0.24)

(1)	In accordance with SFAS No. 128, basic and diluted common shares outstanding are equal for the quarter ended March 31, 2008.
(12) Income Taxes
          The Company applies the provisions of FIN 48, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In addition, the following information required by FIN 48 is provided:
•	The Company’s gross unrecognized tax benefits, excluding interest, have not changed significantly since December 31, 2008.

•	The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expenses. As of March 31, 2009, this amount had not changed significantly since December 31, 2008.

•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2004. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.
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
(14) Net Capital Requirement
          Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,291 as of March 31, 2009. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)

March 31, 2009
Net Capital	$106,148
Excess	$103,857
          KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of March 31, 2009, KBWL was in compliance with its local capital adequacy requirements. At March 31, 2009, KBWL’s capital resources of approximately $32,284 exceeded the capital resources requirement by approximately $24,732.
(15) Recent Accounting Developments
          In April 2009, the FASB issued FSP FAS 157–4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157–4). FSP FAS 157–4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157–4 is effective for interim and annual periods ending after June 15, 2009. The Company plans to adopt FSP FAS 157–4 in the second quarter of 2009 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.
Cautionary Statement Regarding Forward Looking Statements
          We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
          Within our full service business model, our focus includes bank and thrift holding companies, banking companies, thrift institutions, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts, consumer and specialty finance firms, financial processing companies and securities exchanges. We emphasize serving investment banking clients in the small and mid cap segments of the financial services industry although our clients also include many large-cap companies. Our sales customers are primarily institutional investors.
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
Business Environment
          Our business activities focus on the financial services sector, the landscape of which, in the U.S. and globally, has dramatically and rapidly changed. Although a great deal of effort has been made by governments and the private sector to stabilize the financial services sector of the economy, the sector remains under enormous stress. The stress primarily relates to continuing uncertainties in credit markets affecting asset valuation. The market capitalization of many companies in this sector has decreased materially. While the financial services industry remains one of the largest sectors of the U.S. and European economies, its share of the market capitalization of these economies has been substantially reduced.
          In the U.S., this sector remains highly fragmented. There are approximately 1,100 publicly traded banks and thrifts and 8,300 different banking entities in the U.S. Because of our focus, we are particularly impacted by economic and market conditions affecting this sector. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector.
          Commencing in the third quarter of 2008, the U.S. government began to implement numerous programs designed to provide infusions of capital to qualifying financial institutions as well as a senior debt guarantee and non-interest bearing deposit guarantee programs. In addition, several programs are being implemented to stimulate securitization markets and encourage an inflow of private investment in establishing a liquid market for various asset classes. Under the Troubled Asset Relief Program (“TARP”) the U.S. government injected and proposed to provide approximately $700 billion as capital investments in qualifying financial institutions. In February 2009, the Treasury Secretary proposed a new Financial Stability Plan with three central elements: additional capital investment in banks; the creation of a Public-Private Investment Fund that would combine between $500 million and $1 trillion of government capital and financing with private capital to purchase “legacy” loans and assets from banks, designed to reopen the private markets for asset purchases; and the expansion of the Term Asset-Backed Securities Loan Facility (“TALF”) to $1 trillion for the purchase of an expanded list of asset backed securities, designed to facilitate the issuance of asset backed securities to make credit more readily available to consumers and small businesses. The U.S. government has also adopted a $275 billion program designed to provide up to $75 billion support to lenders who restructure interest rates on residential mortgages and $200 billion of additional support to the Federal National Mortgage Association and Freddie Mac in connection with the refinancing of residential mortgages in danger of foreclosure. The scope, timing and potential success of these programs remains unknown.
          In February 2009, the Obama Administration announced that federal regulators would conduct stress tests on 19 banking institutions with more than $100 billion in assets. The purpose of the tests was to determine the adequacy of capital in the large cap portion of the banking sector. The methodology for the testing has been released, but as of the end of the April 2009, the results of the tests have not yet been revealed. Numerous reports have been circulating that significant additional capital will be required for some of the companies tested. The results of these tests coupled with recent continued deterioration in the credit portfolios of many banks may lead to further pressure on the banking industry.
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
          It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues. Even the successful implementation of some of these government initiatives may influence the number, size and structure of capital markets and mergers and acquisitions transactions and our ability to participate in these transactions. The availability of capital from the Treasury could continue for some time to be a significant source of competition for traditional private capital markets transactions. Until some level of certainty as to asset values is achieved and credit markets stabilize, it is unlikely that there will be a large-scale resumption of private sector capital raising transactions and a return of M&A activity. During the first quarter, there appeared to be more signs of stability in the financial services sector and market prices for stocks of banking companies increased significantly by quarter end from their lows in early March. Several financial institutions have reported returns to operating profitability for the first quarter of 2009 although others report significant losses, in particular resulting from increases to loan loss reserves. There have been no further failures of large financial institutions in the US. We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in both the U.S. and Europe and we have no plans to seek government assistance.

Results of Operations
     Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     Overview
          Total revenues decreased $2.6 million, or 3.4%, to $72.3 million for the three months ended March 31, 2009 compared with $74.9 million for the three months ended March 31, 2008. The decrease was primarily due to decreases in commissions revenue and investment banking revenue of $16.7 million and $16.2 million, respectively, partially offset by a $34.2 million increase in principal transactions.
          Total expenses were $70.3 for the three months ended March 31, 2009 compared with $88.3 million for the three months ended March 31, 2008. The decrease was due to a $14.3 million decrease in compensation and benefits expense and a $3.7 million decrease in non-compensation expenses.
          We recorded net income of $0.7 million, or $0.02 per diluted share, for the three months ended March 31, 2009 compared with a net loss of $7.5 million, or $0.24 per diluted share, for the first quarter of 2008. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net income was $1.6 million, or $0.05 per diluted share, for the three months ended March 31, 2009, compared with a net loss of $6.0 million, or $0.20 per diluted share, for the first quarter of 2008. See “-Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts. The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2009	2008	$ Change	% Change
		(unaudited)
Revenues:
Investment banking	$26,860	$43,087	$(16,227)	(37.7)%
Commissions	36,019	52,766	(16,747)	(31.7)
Principal transactions, net	4,116	(30,100)	34,216	N/M
Interest and dividend income	1,738	8,092	(6,354)	(78.5)
Investment advisory fees	313	306	7	2.3
Other	3,230	701	2,529	360.8

Total revenues	72,276	74,852	(2,576)	(3.4)

Expenses:
Compensation and benefits	45,667	59,933	(14,266)	(23.8)

Non-compensation expenses:
Occupancy and equipment	5,159	4,743	416	8.8
Communications and data processing	6,660	6,423	237	3.7
Brokerage and clearance	3,882	7,153	(3,271)	(45.7)
Business development	3,032	3,789	(757)	(20.0)
Interest	169	2,068	(1,899)	(91.8)
Other	5,777	4,180	1,597	38.2

Non-compensation expenses	24,679	28,356	(3,677)	(13.0)

Total expenses	70,346	88,289	(17,943)	(20.3)

Income / (loss) before income taxes	1,930	(13,437)	15,367	N/M
Income tax expense / (benefit)	1,200	(5,938)	7,138	N/M

Net income / (loss)	$730	$(7,499)	$8,229	N/M %

N/M = Not Meaningful

Non-GAAP Financial Measures
          SFAS No. 123(R), Share-Based Payment, requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period, net of estimated forfeitures.
          We reported our compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended March 31, 2009 in our April 23, 2009 press release. The non-GAAP amounts excludes compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.
          Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the period ended March 31, 2009. Specifically, our management believes that these non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not in the past, and likely will not in the future include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.
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
          The following table provides details with respect to reconciling compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended March 31, 2009 and 2008 for the same respective periods.

	GAAP	Reconciliation Amount		Non-GAAP
	(dollars in thousands, except per share information)
Quarter Ended March 31, 2009:
Compensation and benefits expense	$45,667	$(2,302	) (a)	$43,365

Income before income taxes	$1,930	$2,302	(a)	$4,232
Income tax expense	$1,200	$1,431	(b)	$2,631

Net income	$730	$871	(c)	$1,601

Compensation ratio (d)	63.2%			60.0%

Earnings per share:
Basic	$0.02	$0.03		$0.05
Diluted	$0.02	$0.03		$0.05

Weighted average number of common shares outstanding:
Basic	31,354,507	—	(f)	31,354,507
Diluted	32,610,654	—	(f)	32,610,654

Quarter Ended March 31, 2008:
Compensation and benefits expense	$59,933	$(2,673	) (a)	$57,260

(Loss) / income before income taxes	$(13,437)	$2,673	(a)	$(10,764)
Income tax (benefit) / expense	$(5,938)	$1,181	(b)	$(4,757)

Net (loss) / income	$(7,499)	$1,492	(c)	$(6,007)

Compensation ratio (d)	80.1%			76.5%

Earnings per share (e):
Basic	$(0.24)	$0.04		$(0.20)
Diluted	$(0.24)	$0.04		$(0.20)

Weighted average number of common shares outstanding (e):
Basic	30,735,039	—	(f)	30,735,039
Diluted	30,735,039	—	(f)	30,735,039

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense / (benefit) represents the elimination of the tax benefit resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income / (loss) was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The first quarter 2009 and first quarter 2008 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $72,276, and $74,852, respectively.

(e)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding are equal for the quarter ended March 31, 2008.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
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
          A limitation of utilizing these non-GAAP measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that our GAAP measures of compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), and basic and diluted earnings per share and the same respective non-GAAP measures of our financial performance should be considered together.
          We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards.
     Revenues
     Investment Banking
          Investment banking revenue was $26.9 million for the three months ended March 31, 2009 compared with $43.1 million for the same period in 2008, a decrease of $16.2 million, or 37.7%. M&A and advisory revenue was $9.4 million for the three months ended March 31, 2009 compared with $23.7 million for the same period in 2008, a decrease of $14.3 million, primarily due to a reduced number of M&A transaction fees. Capital markets revenue was $17.5 million for the three months ended March 31, 2009 compared with $19.3 million for the same period in 2008, a decrease of $1.9 million, reflecting fewer completed public offerings partially offset by a larger-than-average private placement transaction.
     Commissions
          Commissions revenue was $36.0 million for the three months ended March 31, 2009 compared with $52.8 million for the same 2008 period, a decrease of $16.7 million, or 31.7%. European equity commissions were $8.6 million for the three months ended March 31, 2009 compared with $18.8 million for the same period in 2008, a decrease of $10.2 million, or 54.3%, reflecting the steep drop in the value of most European financial services stocks on which our European commissions are based and the negative impact of translating our non-U.S. commissions revenues to U.S. dollars. U.S. equity commissions were $27.5 million for the three months ended March 31, 2009 compared with $34.0 million for the same 2008 period, a decrease of $6.5 million, or 19.3%, reflecting lower trading volume, significantly lower market prices for many securities and fewer equity capital markets transactions.
     Principal Transactions, Net
          Principal transactions resulted in revenue of $4.1 million for the three months ended March 31, 2009 compared to a net loss of $30.1 million for the same period in 2008. The return to a net gain in the current quarter reflects higher revenue from our fixed income customer business and the absence of significant valuation adjustments on financial instruments owned, primarily related to trust preferred backed collateralized debt obligations and related securities. Fixed income trading resulted in revenue of $10.2 million for the three months ended March 31, 2009 compared to a net loss of $4.4 million for the same period in 2008. Our trust preferred backed collateralized debt obligations and related securities owned resulted in a loss of $3.5 million for the three months ended March 31, 2009 compared to a loss of $20.1 million for the same period in 2008. Our trust preferred backed collateralized debt obligations and related securities owned were carried at an aggregate fair value of approximately $33 million (or 23% of original par value or an unrealized loss of approximately $111 million) at March 31, 2009. In addition, equity market making activity and trading for our own account resulted in a net loss of $1.1 million for the three months ended March 31, 2009 compared to a net loss of $3.8 million in 2008 and firm investments resulted in a net loss of $1.5 million for the three months ended March 31, 2009 compared to a net loss of $1.8 million for the same period in 2008.
     Interest and Dividend Income
          Interest and dividend income was $1.7 million for the three months ended March 31, 2009, a decrease of $6.4 million, or 78.5%, compared with $8.1 million for the three months ended March 31, 2008. The decrease was primarily due to lower holdings of interest-bearing financial instruments and reduced interest rates compared with the first quarter of 2008.
     Other
          Other revenues increased $2.5 million to $3.2 million for the three months ended March 31, 2009 compared with $0.7 million for the three months ended March 31, 2008. The increase was primarily due to higher loan portfolio sales fees compared with the first quarter of 2008.

     Expenses
     Compensation and Benefits
          Compensation and benefits expense was $45.7 million, which includes severance expense of $2.8 million related to a staff reduction of approximately 7%, a decrease of $14.3 million, or 23.8% for the three months ended March 31, 2009 compared with $59.9 million for the three months ended March 31, 2008. The decrease was primarily due to lower core revenues compared with 2008. Compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 60.0% in the first quarter of 2009 compared to 76.5% in the same 2008 period. See “-Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
     Brokerage and Clearance
          Brokerage and clearance expense decreased $3.3 million, or 45.7%, to $3.9 million for the three months ended March 31, 2009 compared with $7.2 million for the three months ended March 31, 2008. This decrease was primarily a result of lower value of European financial stocks in the first quarter of 2009 compared with the first quarter of 2008.
     Interest
          Interest expense decreased $1.9 million, or 91.8%, to $0.2 million for the three months ended March 31, 2009 compared with $2.1 million for the three months ended March 31, 2008. The decrease was primarily due to lower average balances of securities sold under repurchased agreements in the first quarter of 2009 relative to 2008.
     Business Development
          Business development expense decreased to $3.0 million, or 20.0%, for the three months ended March 31, 2009 compared with $3.8 million for the same 2008 period. The decrease was primarily due to lower travel and entertainment expenses for the first quarter of 2009 relative to 2008.
     Other
          Other expenses were $5.8 million for the three months ended March 31, 2009, an increase of $1.6 million, or 38.2%, to compared with $4.2 million for the three months ended March 31, 2008. The increase was primarily due to higher professional fees in the first quarter of 2009 relative to 2008.
     Income Tax Expense / (Benefit)
          Income tax expense was $1.2 million for the quarter ended March 31, 2009, which resulted in an effective tax rate of 62.2%, compared to an income tax benefit of $5.9 million for the quarter ended March 31, 2008, which resulted in an effective tax rate of 44.2%. The change in the effective tax rate was primarily due to the effect of permanent items relative to the income level.
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

          Based on these criteria, we believe the following to be our critical accounting policies:
     Fair Value of Financial Instruments
          We account for financial instruments that are being measured and reported on a fair value basis in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of SFAS No. 157.
          SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. We applied the fair value option for certain eligible instruments, including certain private equity securities and limited partnership interests.
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
          Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily a market approach. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate and other debt, including investment grade CDOs primarily collateralized by banking and insurance company trust preferred and capital securities.
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
          Our Level 3 assets were $79.2 million as of March 31, 2009, which represented approximately 15% of total assets and approximately 67% of total assets measured at fair value.
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
          We apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance prescribed by FIN 48.
Contractual Obligations
          As of March 31, 2009, our contractual obligations with respect to operating leases and partnership commitments have not significantly changed since December 31, 2008.
Off-Balance Sheet Arrangements
          We had no material off-balance sheet arrangements as of March 31, 2009. However, as described in Item 3 — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
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
Recently Issued Accounting Standards, Not Yet Adopted
          In April 2009, the FASB issued FSP FAS 157–4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157–4). FSP FAS 157–4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157–4 is effective for interim and annual periods ending after June 15, 2009. We plan to adopt FSP FAS 157–4 in the second quarter of 2009 and do not expect the adoption to have a material impact on our consolidated financial statements.
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
          Our operating activities in the period generate and use cash resulting from net income or loss and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in the types of and value of the financial instruments owned on a proprietary basis and shifts in our investment positions in response to changes in our trading strategies or prevailing market conditions. We have not relied significantly on leverage. Our moderate use of leverage does not expose us to potential requirements to sell assets as a result of margin calls due to decreases in the fair value of financial instruments.
          We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of March 31, 2009, we had liquid assets of $280.5 million, primarily consisting of cash and cash equivalents, receivables from clearing brokers and securities purchased under resale agreements. From time to time, we may obtain a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements.

          Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source. We do not currently have any long term debt obligations and therefore, are not exposed to the breach of any debt covenants.
          We have an effective “universal” shelf registration statement on form S-3 on file with the SEC. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, senior debt securities, subordinated debt securities, warrants, stock purchase contracts, and stock purchase units. We may offer any of these securities independently or together in any combination with other securities. In addition, selling shareholders may use the shelf registration statement to offer, from time to time, shares of our common stock. Our status as a “well-known seasoned issuer,” as such term is defined in the federal securities laws, enables us, among other things, to enter the public markets and consummate sales off the shelf registration statement in rapid fashion and with little or no notice.
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
          At March 31, 2009, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $106.1 million, or $103.9 million in excess of the minimum required net capital.
          KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $32.3 million exceeded the capital resources requirement by approximately $24.7 million at March 31, 2009.
          The regulatory requirements referred to above restrict our ability to withdraw capital from our regulated subsidiaries, which was approximately $138.4 million at March 31, 2009.
Cash Flows
          Three months ended March 31, 2009. Cash decreased $48.9 million during the three months ended March 31, 2009, primarily due to negative cash flows from operating activities.
          Our operating activities used $42.6 million of cash. Cash used as a result of decreasing operating liabilities by $65.4 million was partially offset by net income, adjusted for non-cash revenue and expense items of $13.6 million, which contributed $14.3 million and cash provided from operating assets of $8.4 million. The non-cash items consisted of amortization of stock-based compensation related to restricted stock of $12.0 million, depreciation and amortization expense of $1.2 million and deferred income tax expense of $0.4 million. Cash provided by operating assets was primarily attributable to decreases in financial instruments owned, at fair value of $11.4 million and receivables from clearing brokers of $4.3 million, partially offset by an increase in securities purchased under resale agreements of $8.1 million. Cash used in operating liabilities consisted primarily of a decrease of accounts payable, accrued expenses and other liabilities of $92.4 million, partially offset by increases in financial instruments sold, not yet purchased, at fair value of $18.2 million and securities sold under repurchase agreements of $8.6 million.
          We used $1.0 million in our investing activities, in the purchase of fixed assets. Cash used in financing activities was $4.2 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.
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
          The following table sets forth our monthly high, low and average long/short financial instruments owned for the three months ended March 31, 2009:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$41,765	$33,323	$36,721
Corporate and other debt	$53,879	$44,373	$49,768
Other investments	$36,252	$34,893	$35,615
Short Value:
Equities	$21,436	$11,162	$15,670
Corporate and other debt	$41	$—	$14
U.S. Government and agency securities	$7,957	$—	$1,989
     Interest Rate Risk
          Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold debt securities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Interest rate risk is primarily managed through the use of short positions in U.S. Government and agency securities.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
          Our businesses, as well as the financial services industry generally, are subject to extensive regulation. From time to time, in the ordinary course of our business, we are involved in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. In response to the lawsuit filed on January 12, 2009 by Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc., in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC, as described in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2008, Keefe filed a motion to dismiss the complaint on April 1, 2009. The Liquidation Trustee filed an Opposition to Motion to Dismiss on April 29, 2009. Keefe’s reply brief is currently due on May 20, 2009.
ITEM 1A. Risk Factors
          There have not been any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          There were no unregistered sales of equity securities during the quarter ended March 31, 2009.
          The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2009:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)(2)	per Share	Programs	or Programs
January 1, 2009 to January 31, 2009	—	—	—	—
February 1, 2009 to February 28, 2009	175,836	$18.78	—	—
March 1, 2009 to March 31, 2009	56,413	$20.57	—	—

Total	232,249	$19.68	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of common stock previously purchased by employees with funds loaned by us that were subsequently forfeited by such employees upon their departure. As a result of such forfeitures, the outstanding balances on the related loans were reduced to zero.

(2)	All shares were immediately retired upon purchase by us.
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
Date: May 7, 2009

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