Form 10-Q
period 2009-06-30
KBW, INC.
filed 2009-08-07
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2009 was 34,840,648, which number includes 4,639,095 shares representing unvested restricted stock awards and excludes 1,209,977 shares underlying vested restricted stock units.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Cash and cash equivalents	$229,904	$194,981
Financial instruments owned, at fair value:
Equities	43,066	41,765
Corporate and other debt	44,530	53,879
Mortgage-backed securities	29,545	—
Other investments	37,034	34,893

	154,175	130,537

Receivables from clearing brokers	62,266	130,682
Accounts receivable	19,617	19,391
Income taxes receivable	29,852	33,270
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $24,058 in 2009 and $21,546 in 2008	19,103	18,895
Other assets	44,578	43,710

Total assets	$559,495	$571,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value—Equities	$19,962	$11,162
Payable to clearing broker	19,627	—
Short-term borrowings	—	31,547
Accounts payable, accrued expenses, and other liabilities	84,479	122,070
Income taxes payable	10,369	9,956

Total liabilities	134,437	174,735

Stockholders’ equity:
Preferred stock	—	—
Common stock	302	298
Paid-in capital	151,894	137,618
Retained earnings	282,962	275,019
Notes receivable from stockholders	(609)	(2,225)
Accumulated other comprehensive loss	(9,491)	(13,979)

Total stockholders’ equity	425,058	396,731

Total liabilities and stockholders’ equity	$559,495	$571,466

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Investment banking	$42,313	$47,253	$69,173	$90,340
Commissions	35,852	45,601	71,871	98,367
Principal transactions, net	23,580	(29,037)	27,696	(59,137)
Interest and dividend income	2,037	6,368	3,775	14,460
Investment advisory fees	320	287	633	593
Other	994	699	4,224	1,400

Total revenues	105,096	71,171	177,372	146,023

Expenses:
Compensation and benefits	65,479	57,000	111,146	116,933
Occupancy and equipment	5,442	4,539	10,601	9,282
Communications and data processing	7,242	6,919	13,902	13,342
Brokerage and clearance	3,602	5,887	7,484	13,040
Business development	3,213	4,128	6,245	7,917
Interest	57	1,176	226	3,244
Other	6,452	6,291	12,229	10,471

Total expenses	91,487	85,940	161,833	174,229

Income / (loss) before income taxes	13,609	(14,769)	15,539	(28,206)
Income tax expense / (benefit)	6,396	(5,031)	7,596	(10,969)

Net income / (loss)	$7,213	$(9,738)	$7,943	$(17,237)

Earnings per common share:
Basic (Note 10)	$0.20	$(0.32)	$0.22	$(0.56)
Diluted (Note 10)	$0.20	$(0.32)	$0.22	$(0.56)
Weighted average number of common shares outstanding:
Basic	31,405,229	30,800,637	31,380,008	30,767,838
Diluted	31,405,229	30,800,637	31,380,008	30,767,838
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share information)
(unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	(Loss) / Income	Equity
Balance at December 31, 2008	$—	$298	$137,618	$275,019	$(2,225)	$(13,979)	$396,731
Net income	—	—	—	7,943	—	—	7,943
Other comprehensive income, currency translation adjustment	—	—	—	—	—	4,488	4,488

Total comprehensive income							12,431

Amortization of stock-based compensation	—	—	20,137	—	—	—	20,137
Cancellation of 237,524 shares of restricted stock in satisfaction of withholding tax requirements	—	(2)	(4,601)	—	—	—	(4,603)
Issuance of 605,261 shares of common stock	—	6	15,014	—	—	—	15,020
Restricted stock units converted	—	—	(1,214)	—	—	—	(1,214)
Stock-based awards vested	—	—	(13,700)	—	—	—	(13,700)
Tax shortfall related to stock-based awards	—	—	(1,360)	—	—	—	(1,360)
Repayment of notes receivable from stockholders	—	—	—	—	1,616	—	1,616

Balance at June 30, 2009	$—	$302	$151,894	$282,962	$(609)	$(9,491)	$425,058

     Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
June 30, 2009	$0.01	10,000,000	—	—
December 31, 2008	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(*)	Outstanding(*)
June 30, 2009	$0.01	140,000,000	30,201,553	30,201,553
December 31, 2008	$0.01	140,000,000	29,833,816	29,833,816

(*)	These share amounts exclude legally vested restricted stock units.
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income / (loss)	$7,943	$(17,237)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Amortization of stock-based compensation	20,137	19,102
Depreciation and amortization	2,396	2,413
Deferred income tax benefit	(106)	(8,935)

(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(23,490)	121,151
Securities purchased under resale agreements	—	23,846
Receivables from clearing brokers	68,669	58,695
Accounts receivable	124	(13,172)
Income taxes receivable	3,418	—
Other assets	(636)	(6,207)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	8,800	(41,279)
Securities sold under repurchase agreements	—	(64,386)
Payable to clearing broker	19,627	—
Short-term borrowings	(31,547)	(4,020)
Accounts payable, accrued expenses and other liabilities	(38,932)	(98,272)
Income taxes payable	400	1,231

Net cash provided by / (used in) operating activities	36,803	(27,070)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(2,597)	(1,758)

Net cash used in investing activities	(2,597)	(1,758)

Cash flows from financing activities:
Issuance of shares of common stock	106	—
Cancellation of restricted stock in satisfaction of withholding tax	(4,603)	(2,810)
Excess (shortfall) net tax benefit related to stock-based awards	(1,360)	113
Repayment of notes receivable from stockholders	1,616	2,969

Net cash (used in) / provided by financing activities	(4,241)	272

Currency adjustment:
Effect of exchange rate changes on cash	4,958	160

Net increase / (decrease) in cash and cash equivalents	34,923	(28,396)
Cash and cash equivalents at the beginning of the period	194,981	194,358

Cash and cash equivalents at the end of the period	$229,904	$165,962

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$6,122	$531
Interest	$296	$4,385
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
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.
          The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Research Bulletin No. ARB 51, Consolidated Financial Statements. The usual condition for a controlling financial interest is ownership of a majority voting interest. As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity. Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. The Company consolidates variable interest entities when its interests in the entity are expected to absorb a majority the entity’s expected losses, or expected residual returns, or both. There were no variable interest entities that required consolidation at June 30, 2009.
          In addition, the Company evaluates its investments in general partnerships and investments in limited partnerships under Emerging Issues Task Force 04-5 (“EITF 04-5”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under EITF 04-5 the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at June 30, 2009.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(d) Fair Value of Financial Instruments
          The Company accounts for financial instruments that are being measured and reported on a fair value basis in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between market participants at the measurement date”. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in Emerging Issues Task Force No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, regarding the recognition of inception gains on certain derivative transactions.
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
          In April 2009, the Company adopted FSP FAS 157—4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157—4), on a prospective basis. FSP FAS 157-4 provides additional guidance on determining fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. FSP FAS 157-4 also provides additional guidance in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered. FSP FAS 157-4 does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1. FSP FAS 157-4 also requires additional fair value disclosures on an interim basis. The adoption of additional guidance provided by FSP FAS 157-4 did not materially impact the Company’s consolidated financial statements.
          SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value by the Company prior to the adoption of SFAS No. 159. Generally, the fair values of these securities have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. The Company’s partnership interests are generally recorded at fair value, which may consider information provided by general partners.
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
          There were no resale or repurchase agreements as of June 30, 2009 and December 31, 2008.

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
          Strategic advisory revenues are recorded when earned, the fees are determinable and collection is reasonably assured. Non-refundable upfront fees are deferred and recognized as revenue ratably over the expected period in which the related services are rendered. Upon successful completion of a transaction or termination of an engagement, the recognition of revenue would be accelerated.
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
          Since the Company’s investment banking revenues are generally recognized at the time of completion of each transaction or when the services are performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.
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
(k) Earnings Per Common Share (“EPS”)
          Basic EPS is computed by dividing net income applicable to common shareholders, which represents net income reduced by the allocation of earnings to participating securities, by the weighted average number of common shares. The weighted average number of common shares outstanding include restricted stock units (“RSUs”) for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, give effect to dilutive potential common shares related to Company stock compensation plans.
          The Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Accordingly, the Company treats unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per common share. There was no impact on basic or diluted EPS amounts for the three and six month periods ended 2008.
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
          Level 1 primarily consists of financial instruments whose value is based on quoted market prices, such as listed equities. This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.
          Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include residential mortgage-backed securities, certain corporate debt and rated collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities.
           Fair value of residential mortgage-backed securities was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency. Fair value of mortgage-backed securities and CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying company.
          Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches. The valuation methodologies utilized may include significant inputs that are unobservable from objective sources. The Company considers various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including banking and insurance company trust preferred and capital securities and non-rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, private equity securities and other investments including limited and general partnership interests. The Company did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.
          Fair value of banking and insurance company trust preferred and capital securities was determined by utilizing a market spread model for each of the individual trust preferred and capital securities utilizing credit spreads for secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions based on certain assumptions. The key market inputs in this method are the discount margins, market spreads applied and the yield expectations for similar instruments.
          Fair value of private equity securities was determined by assessing market-based information, such as performance multiples, comparable company transactions and changes in market outlook. Fair value of limited and general partnership interests was determined by using net asset values or capital statements provided by the general partner, updated for changes in market conditions up to the reporting date. Private equity securities and limited and general partnership interests generally trade infrequently.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
Assets at Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$27,534	$18	$15,247	$42,799

Corporate and other debt:
Corporate debt	—	13,254	501	13,755
CDOs	—	5,415	1	5,416
Other debt obligations(1)	—	—	25,359	25,359

Total corporate and other debt	—	18,669	25,861	44,530
Mortgage-backed securities — residential	—	29,545	—	29,545
Other investments(2)	—	—	37,034	37,034

Total non-derivative trading assets	27,534	48,232	78,142	153,908
Derivative financial instruments	267	—	—	267

Total financial instruments owned	$27,801	$48,232	$78,142	$154,175

(1)	Principally consists of bank and insurance company trust preferred and capital securities.

(2)	Principally consists of investments in limited and general partnership interests.
Liabilities at Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$19,745	$—	$—	$19,745

Total non-derivative trading liabilities	19,745	—	—	19,745
Derivative financial instruments	217	—	—	217

Total financial instruments sold, not yet purchased	$19,962	$—	$—	$19,962

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

          The non-derivative trading assets/liabilities categories were reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the Company’s consolidated statements of financial condition.
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
          The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and June 30, 2008:

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
Level 3 Financial Assets

						Changes in
						unrealized gains and
		Total gains				(losses) included in
		and (losses)				earnings related to
Three months ended	Balance as of March	(realized and	Purchases/	Transfers in/out	Balance as of	assets still held at
June 30, 2009	31, 2009	unrealized)	(sales), net	of Level 3	June 30, 2009	reporting date
Equities	$15,128	$119	$—	$—	$15,247	$119
Corporate debt	500	1	—	—	501	—
CDOs	1	19	(19)	—	1	—
Other debt obligations	27,295	3,708	(5,644)	—	25,359	8,208
Other investments	36,252	946	(164)	—	37,034	1,032

Total Level 3 Financial Assets	$79,176	$4,793	$(5,827)	$—	$78,142	$9,359

Changes in
unrealized gains and
		Total gains				(losses) included in
		and (losses)				earnings related to
Three months ended	Balance as of March	(realized and	Purchases/	Transfers in/out	Balance as of	assets still held at
June 30, 2008	31, 2008	unrealized)	(sales), net	of Level 3	June 30, 2008	reporting date
Non-derivative trading assets	$166,245	$(19,759)	$(10,861)	$—	$135,625	$(18,658)

						Changes in
						unrealized gains and
		Total gains				(losses) included in
		and (losses)				earnings related to
Six months ended	Balance as of	(realized and	Purchases/	Transfers in/out	Balance as of	assets still held at
June 30, 2009	December 31, 2008	unrealized)	(sales), net	of Level 3	June 30, 2009	reporting date
Equities	$14,722	$(239)	$—	$764	$15,247	$(239)
Corporate debt	1,581	(1,080)	—	—	501	(1,080)
CDOs	44	21	(64)	—	1	(26)
Other debt obligations	31,063	(60)	(5,644)	—	25,359	4,440
Other investments	34,893	1,121	1,020	—	37,034	1,033

Total Level 3 Financial Assets	$82,303	$(237)	$(4,688)	$764	$78,142	$4,128

Changes in
unrealized gains and
		Total gains				(losses) included in
		and (losses)				earnings related to
Six months ended	Balance as of	(realized and	Purchases/	Transfers in/out	Balance as of	assets still held at
June 30, 2008	December 31, 2007	unrealized)	(sales), net	of Level 3	June 30, 2008	reporting date
Non-derivative trading assets	$171,816	$(30,517)	$427	$(6,101)	$135,625	$(31,870)

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
(4) Short-Term Borrowings
          From time to time, the Company obtains secured short-term borrowings primarily through bank loans. At June 30, 2009, there were no short-term borrowings obligations and no lender had any security interest in the Company’s corporate bonds. The short-term borrowings average balances for the six months ended June 30, 2009 and for the year ended December 31, 2008 were $18,475 and $52,924, respectively. Secured short-term borrowings were $31,547 at the rate in effect of 1.63% as of December 31, 2008. Included in financial instruments owned as of December 31, 2008 was $31,064 of corporate bonds in which the lender had a security interest in connection with short-term borrowings.
(5) Commitments and Contingencies
(a) Leases
          As of June 30, 2009, there were no significant changes in the Company’s lease agreements since December 31, 2008.
(b) Litigation
          In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At June 30, 2009, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.
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
          The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint. On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.
          On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”, Case No. 09 C 3072). The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers. The Second Complaint makes substantially the same allegations as the complaint

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
described above. On July 16, 2009 the court granted Keefe’s motion for an extension of time to answer the Second Complaint until twenty one (21) days after the court issues an opinion on defendant’s Motion to Dismiss in Grede v. FTN Fin. Sec. Corp., et al (Case No. 09 C 2258), a related case, in which the Trustee has made similar claims against another broker-dealer. Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously. On July 28, 2009, in Grede v. Bank of New York Mellon et al (Case No. 09 C 1919) filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing. On July 29, 2009, Keefe wrote to the Trustee asking the Trustee, in view of the court’s ruling, to dismiss the Second Case.
(c) Limited Partnership Commitments
          As of June 30, 2009, the Company had approximately $25,517, including $10,387 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.
(6) Financial Instruments with Off-Balance-Sheet Risk
          In the normal course of its proprietary trading activities, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options and mortgage-backed to-be-announced securities (“TBAs”), contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options are conducted through regulated exchanges, which clear and guarantee performance of counterparties.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
          A summary of the Company’s listed options is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
June 30, 2009:
Purchased options	$14,421	$415	$267
Written options	$4,879	$785	$217

December 31, 2008:
Purchased options	$7,721	$557	$843
Written options	$6,100	$344	$461
          The following table summarizes the net gains / (losses) from trading activities included in principal transactions, net on the statements of operations for the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
Type of Instrument	June 30, 2009	June 30, 2009
Equities	$6,666	$5,699
Corporate and other debt	9,288	11,069
Mortgage-backed securities	6,347	11,154
Other investments	1,279	(226)

Total	$23,580	$27,696

          The revenue related to the equities and mortgage-backed securities categories include realized and unrealized gains and losses on both derivative instruments and non-derivative instruments. Corporate and other debt and other investments include realized and unrealized gains and losses on non-derivative instruments.
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
(8) Notes Receivable from Stockholders
          Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. Loans are payable in annual installments and bear interest between 4.2% and 5.0% per annum.
(9) Stock-Based Compensation
          During the second quarter of 2009, the Board of Directors adopted and the shareholders approved the 2009 Incentive Compensation Plan (“2009 Plan”). The 2009 Plan permits the granting of up to 6,641,638 shares of common stock, including 641,638 common shares which remained available from the 2006 Equity Incentive Plan (“2006 Plan”). Shares granted under the 2009 Plan are expected to be awarded in connection with the Company’s regular compensation and hiring process. As a result of the approval and adoption of the 2009 Plan, the 2006 Plan will have no further grants or awards. However, awards outstanding under the 2006 Plan will remain in effect in accordance with the terms of such awards.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
          As part of the 2008 year-end performance award process (“2008 Bonus Awards”), under the terms of the 2006 Plan, the Company granted 2,134,555 restricted stock awards (“RSAs”) to certain employees in February 2009. The aggregate fair value of the RSAs granted in connection with the 2008 Bonus Awards in February 2009 was $41,538. This value was based upon the grant date share price of $19.46. RSAs are actual shares of common stock issued to the participant that are restricted. The stock granted in connection with the 2008 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment.
(10) Earnings Per Share
          The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income / (loss)	$7,213	$(9,738)	$7,943	$(17,237)

Less: Allocation of earnings to participating securities (1)	929	—	973	—

Net income / (loss) applicable to common shareholders	6,284	(9,738)	6,970	(17,237)

Weighted average number of common shares outstanding(2):
Basic	31,405,229	30,800,637	31,380,008	30,767,838
Effect of dilutive securities — restricted stock	—	—	—	—

Diluted	31,405,229	30,800,637	31,380,008	30,767,838

Earnings per common share(1)(2):
Basic	$0.20	$(0.32)	$0.22	$(0.56)

Diluted	$0.20	$(0.32)	$0.22	$(0.56)

(1)	In accordance with EITF 03-6-1, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are to be treated as a separate class of securities in calculating EPS. The impact of adopting EITF 03-6-1 to basic EPS for the three and six months ended June 2009 was a reduction of $0.03 and $0.03 per common share of EPS, which were $0.23 and $0.25, respectively, before such reduction. The impact of adopting EITF 03-6-1 to diluted earnings per common share for the three and six months ended was a reduction of $0.02 and $0.02 per common share of EPS, which were $0.22 and $0.24, respectively, before such reduction. There was no impact on EPS amounts for the three and six month periods ended 2008.

(2)	In accordance with SFAS No. 128, basic and diluted common shares outstanding are equal for the three and six months ended June 30, 2009 and 2008 as the inclusion of incremental participating securities would be anti-dilutive.
(11) Income Taxes
          The Company applies the provisions of FIN 48, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In addition, the following information required by FIN 48 is provided:
•	The Company’s gross unrecognized tax benefits, excluding interest, have not changed significantly since December 31, 2008.

•	The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expenses. As of June 30, 2009, this amount had not changed significantly since December 31, 2008.

•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2004. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(13) Net Capital Requirement
          Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $3,838 as of June 30, 2009. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

June 30, 2009
Net Capital	$118,959
Excess	$115,121
          KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of June 30, 2009, KBWL was in compliance with its local capital adequacy requirements. At June 30, 2009, KBWL’s capital resources of approximately $37,096 exceeded the capital resources requirement by approximately $28,932.
(14) Recent Accounting Developments
          In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the implementation of this standard to have a material effect on the consolidated financial statements.
          In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact to the consolidated financial statements of adopting this standard.
(15) Subsequent Events
          The Company has evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.

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
Business Environment
          Our business activities focus on the financial services sector, the landscape of which, in the U.S. and globally, has continued to evolve since the global financial crisis began in 2007. The financial services sector in the first half of 2009 reflected some stabilization and return of market confidence and selective recapitalization of certain companies, reflecting the efforts made by governments and the private sector to stabilize the financial services sector of the economy. In particular there have been significant improvements in the equity and credit markets for securities of financial services companies. The Company was active in capital markets transactions, participating in 22 public capital raises totaling more than $10 billion during the second quarter of 2009. However, the sector remains under stress and the market stability and continuation of current trends is not certain. The valuation of certain classes of assets remains uncertain and securitization markets have not broadly reopened. U.S. unemployment remains high and lenders have not widely reopened consumer and commercial credit.
          In the U.S., this sector remains highly fragmented. There are approximately 1,050 publicly traded banks and thrifts and 8,250 different banking entities in the U.S. Because of our focus, we are particularly impacted by economic and market conditions affecting this sector. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector. During the second quarter, in the U.S., select small and mid size financial institutions have sought to recapitalize and we have participated in many offerings for companies in the bank and REIT segments of the financial services sector.
          Globally, actions by various government agencies and central banks have been implemented, and additional actions are being proposed and considered, with a view to restoring capital, creating market liquidity and opening credit sources. However, the market environment in Europe has not kept pace with the recent activity in U.S. equity and credit markets. There is likely to be continued stress in many of these markets and the scope, timing and potential success of many of these efforts also is not predictable at this time.
          It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues. Even the successful implementation of some of these government initiatives may influence the number, size and structure of capital markets and mergers and acquisitions transactions and our ability to participate in these transactions. The willingness of various regulators to support various recapitalization initiatives is not certain. Recent actions by the FDIC have raised questions regarding the participation of “private equity” investors in the recapitalization effort. Even with the market stabilization in recent quarters, there has not been a significant return of M&A activity. During the second quarter, several financial institutions have reported returns to operating profitability building on some initial successes in the first quarter, although others reported significant losses, in particular resulting from increases to loan loss reserves. There have been no further failures of large financial institutions in the US, however there have been notable bankruptcies in certain industries, including the bankruptcies of Chrysler and General Motors. It is likely that there will be significant changes imposed in the regulation of financial institutions in the U.S. in the future, including the emergence of new regulatory entities with broader oversight and more stringent capital requirements. We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in both the U.S. and Europe and we have no plans to seek government assistance.

Results of Operations
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
Overview
          Total revenues increased $33.9 million, or 47.7%, to $105.1 million for the three months ended June 30, 2009 compared with $71.2 million for the three months ended June 30, 2008. The increase was primarily due to a swing to a net gain of $23.6 million in principal transactions, net in 2009 compared to net losses of $29.0 million in 2008, an increase of $52.6 million, partially offset by decreases in commissions revenue and investment banking revenue of $9.7 million and $4.9 million, respectively.
          Total expenses were $91.5 million for the three months ended June 30, 2009 compared with $85.9 million for the three months ended June 30, 2008. The increase was due to an $8.5 million increase in compensation and benefits expense, partially offset by a $2.9 million decrease in non-compensation expenses.
          We recorded net income of $7.2 million, or $0.20 per diluted share, for the three months ended June 30, 2009 compared with a net loss of $9.7 million, or $0.32 per diluted share, for the second quarter of 2008. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net income was $8.8 million, or $0.25 per diluted share, for the three months ended June 30, 2009, compared with a net loss of $7.8 million, or $0.25 per diluted share, for the same period in 2008. See “—Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts. The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$42,313	$47,253	$(4,940)	(10.5)%
Commissions	35,852	45,601	(9,749)	(21.4)
Principal transactions, net	23,580	(29,037)	52,617	N/M
Interest and dividend income	2,037	6,368	(4,331)	(68.0)
Investment advisory fees	320	287	33	11.5
Other	994	699	295	42.2

Total revenues	105,096	71,171	33,925	47.7

Expenses:
Compensation and benefits	65,479	57,000	8,479	14.9

Non-compensation expenses:
Occupancy and equipment	5,442	4,539	903	19.9
Communications and data processing	7,242	6,919	323	4.7
Brokerage and clearance	3,602	5,887	(2,285)	(38.8)
Business development	3,213	4,128	(915)	(22.2)
Interest	57	1,176	(1,119)	(95.2)
Other	6,452	6,291	161	2.6

Non-compensation expenses	26,008	28,940	(2,932)	(10.1)

Total expenses	91,487	85,940	5,547	6.5

Income / (loss) before income taxes	13,609	(14,769)	28,378	N/M
Income tax expense / (benefit)	6,396	(5,031)	11,427	N/M

Net income / (loss)	$7,213	$(9,738)	$16,951	N/M %

N/M = Not Meaningful

Three Month Non-GAAP Financial Measures
          SFAS No. 123(R), Share-Based Payment, requires the measurement of compensation cost for stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period, net of estimated forfeitures.
          We reported our compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three and six months ended June 30, 2009 and 2008 in our July 30, 2009 press release. The non-GAAP amounts excludes compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.
          Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the period ended June 30, 2009. Specifically, our management believes that these non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not in the past, and likely will not in the future include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.
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
          The following table provides details with respect to reconciling compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended June 30, 2009 and 2008.

	GAAP	Reconciliation Amount		Non-GAAP
	(dollars in thousands, except per share information)
Three months ended June 30, 2009:
Compensation and benefits expense	$65,479	$(2,421	) (a)	$63,058

Income before income taxes	$13,609	$2,421	(a)	$16,030
Income tax expense	$6,396	$878	(b)	$7,274

Net income	$7,213	$1,543	(c)	$8,756

Compensation ratio (d)	62.3%			60.0%

Earnings per share:
Basic	$0.20	$0.05		$0.25
Diluted	$0.20	$0.05		$0.25

Weighted average number of common shares outstanding (e):
Basic	31,405,229	—	(f)	31,405,229
Diluted	31,405,229	—	(f)	31,405,229

Three months ended June 30, 2008:
Compensation and benefits expense	$57,000	$(2,874	) (a)	$54,126

(Loss) / income before income taxes	$(14,769)	$2,874	(a)	$(11,895)
Income tax (benefit) / expense	$(5,031)	$976	(b)	$(4,055)

Net (loss) / income	$(9,738)	$1,898	(c)	$(7,840)

Compensation ratio (d)	80.1%			76.1%

Earnings per share (e):
Basic	$(0.32)	$0.07		$(0.25)
Diluted	$(0.32)	$0.07		$(0.25)

Weighted average number of common shares outstanding (e):
Basic	30,800,637	—	(f)	30,800,637
Diluted	30,800,637	—	(f)	30,800,637

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense / (benefit) represents the elimination of the tax expense / (benefit) resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income / (loss) was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The second quarter 2009 and 2008 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $105,096 and $71,171, respectively.

(e)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding were equal for the quarters ended June 30, 2009 and 2008.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
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
Revenues
Investment Banking
          Investment banking revenue was $42.3 million for the three months ended June 30, 2009 compared with $47.3 million for the same period in 2008, a decrease of $4.9 million, or 10.5%. M&A and advisory revenue was $5.9 million for the three months ended June 30, 2009 compared with $30.6 million for the same period in 2008. This decrease was primarily due to a decline in completed mergers and acquisitions and the smaller average size of transactions that closed in the second quarter of 2009 compared with the same period in 2008. Capital markets revenue increased $19.7 million, or 118.0%, to $36.4 million for the three months ended June 30, 2009 compared with $16.6 million for the same period in 2008. The 2009 increase reflects the completion of a record number of equity capital market transactions.
Commissions
          Commissions revenue was $35.9 million for the three months ended June 30, 2009 compared with $45.6 million for the same period in 2008, a decrease of $9.7 million, or 21.4%. U.S. equity commissions were $26.9 million for the three months ended June 30, 2009 compared with $29.0 million for the same 2008 period, a decrease of $2.1 million, or 7.2%, reflecting slightly higher volume offset by less favorable mix of order flow. European equity commissions were $8.9 million for the three months ended June 30, 2009 compared with $16.6 million for the same period in 2008, a decrease of $7.7 million, or 46.4%, reflecting the lower value of most European financial services stocks on which our European commissions are based and the impact of translating our non-U.S. commissions revenues to U.S. dollars at less favorable exchange rates.
Principal Transactions, Net
          Principal transactions, net resulted in revenue of $23.6 million for the three months ended June 30, 2009 compared to a net loss of $29.0 million for the same period in 2008. The net gain in the current quarter reflects the absence of significant valuation adjustments on certain financial instruments owned, primarily related to trust preferred backed collateralized debt obligations and related securities, and higher revenue from our fixed income customer business. Our trust preferred backed collateralized debt obligations and related securities owned resulted in a gain of $3.5 million, including a gain on the sale of a trust preferred security, for the three months ended June 30, 2009 compared to a loss of $24.8 million for the same period in 2008, reflecting improved market conditions and stability of issuer credit quality in the second quarter 2009. At June 30, 2009, our trust preferred backed collateralized debt obligations and related securities owned were carried at an aggregate fair value of approximately $31 million (or 23% of original par value or an unrealized loss of approximately $103 million). Our fixed income revenue was $12.3 million for the three months ended June 30, 2009 compared to $3.8 million for the same period in 2008, reflecting strong client-driven activity as credit markets improved. Our equity market making activity resulted in a loss of $0.9 million for the three months ended June 30, 2009 compared to a loss of $1.2 million for the same period in 2008. Trading for our own account including firm investments resulted in a net gain of $8.7 million for the three months ended June 30, 2009 compared to a net loss of $6.8 million for the same period in 2008, reflecting an improved trading environment.
Interest and Dividend Income
          Interest and dividend income was $2.0 million for the three months ended June 30, 2009, a decrease of $4.3 million, or 68.0%, compared with $6.4 million for the three months ended June 30, 2008. The decrease was primarily due to significantly lower average holdings of interest-bearing financial instruments and reduced interest rates compared with the second quarter of 2008.

Other
          Other revenues increased $0.3 million to $1.0 million for the three months ended June 30, 2009 compared with $0.7 million for the three months ended June 30, 2008. The increase was primarily due to higher loan portfolio sales fees compared with the second quarter of 2008.
Expenses
Compensation and Benefits
          Compensation and benefits expense was $65.5 million, an increase of $8.5 million, or 14.9% for the three months ended June 30, 2009 compared with $57.0 million for the three months ended June 30, 2008, reflecting higher revenues. Compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 60.0% in the second quarter of 2009 compared to 76.1% in the same 2008 period. See “—Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
Brokerage and Clearance
          Brokerage and clearance expense decreased $2.3 million, or 38.8%, to $ 3.6 million for the three months ended June 30, 2009 compared with $5.9 million for the three months ended June 30, 2008. This decrease was primarily a result of the lower value of European financial stocks in the second quarter of 2009 compared with the second quarter of 2008 and the effect of the change in foreign currency exchange rates.
Business Development
          Business development expense decreased $0.9 million, or 22.2%, to $3.2 million for the three months ended June 30, 2009 compared with $4.1 million for the same 2008 period. The decrease was primarily due to lower travel and entertainment expenses for the second quarter of 2009 relative to 2008.
Interest
          Interest expense decreased $1.1 million to $0.1 million for the three months ended June 30, 2009 compared with $1.2 million for the three months ended June 30, 2008. The decrease was primarily due to lower average balances of securities sold under repurchased agreements and reduced interest rates in the second quarter of 2009 relative to 2008.
Income Tax Expense / (Benefit)
          Income tax expense was $6.4 million for the quarter ended June 30, 2009, which resulted in an effective tax rate of 47.0%, compared to an income tax benefit of $5.0 million for the quarter ended June 30, 2008, which resulted in an effective tax rate of 34.1%. The change in the effective tax rate was primarily due to the effect of permanent items relative to the income level.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
Overview
          Total revenues increased $31.3 million, or 21.5%, to $177.4 million for the six months ended June 30, 2009 compared with $146.0 million for the same period in 2008. The increase was primarily due to a swing to a net gain of $27.7 million in principal transactions, net in 2009 compared to net losses of $59.1 million in 2008, an increase of $86.8 million, partially offset by decreases in commissions revenue and investment banking revenue of $26.5 million and $21.2 million, respectively. The principal transactions net losses in 2008 were primarily unrelated losses on trust preferred backed collateralized debt obligations and related securities.
          Total expenses decreased $12.4 million, or 7.1%, to $161.8 million for the six months ended June 30, 2009 compared with $174.2 million for the same period in 2008. This decrease was due to a decrease in compensation and benefits expense of $5.8 million and a decrease in non-compensation expenses of $6.6 million.
          We recorded net income of $7.9 million, or $0.22 per diluted share, for the six months ended June 30, 2009 compared with a net loss of $17.2 million, or $0.56 per diluted share for the six months ended June 30, 2008. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net income was $10.4 million, or $0.30 per diluted share for the six months ended June 30, 2009, compared with a net loss of $13.8 million, or $0.45 per diluted share for the same period in 2008. See “—Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
          The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Six Months Ended
	June 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$69,173	$90,340	$(21,167)	(23.4)%
Commissions	71,871	98,367	(26,496)	(26.9)
Principal transactions, net	27,696	(59,137)	86,833	N/M
Interest and dividend income	3,775	14,460	(10,685)	(73.9)
Investment advisory fees	633	593	40	6.7
Other	4,224	1,400	2,824	201.7

Total revenues	177,372	146,023	31,349	21.5

Expenses:
Compensation and benefits	111,146	116,933	(5,787)	(4.9)

Non-compensation expenses:
Occupancy and equipment	10,601	9,282	1,319	14.2
Communications and data processing	13,902	13,342	560	4.2
Brokerage and clearance	7,484	13,040	(5,556)	(42.6)
Business development	6,245	7,917	(1,672)	(21.1)
Interest	226	3,244	(3,018)	(93.0)
Other	12,229	10,471	1,758	16.8

Total non-compensation expenses	50,687	57,296	(6,609)	(11.5)

Total expenses	161,833	174,229	(12,396)	(7.1)

Income / (loss) before income taxes	15,539	(28,206)	43,745	N/M
Income tax expense / (benefit)	7,596	(10,969)	18,565	N/M

Net income / (loss)	$7,943	$(17,237)	$25,180	N/M %

N/M	— Not Meaningful
Six Month Non-GAAP Financial Measures
          The following table reconciles GAAP compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share for the six months ended June 30, 2009 and 2008 to these items on a non-GAAP basis for the same respective periods.
          See the section “Three Month Non-GAAP Financial Measures” elsewhere herein for a discussion regarding why management uses non-GAAP measures.

		Reconciliation
	GAAP	Amount			Non-GAAP
	(dollars in thousands, except per share information)
Six months ended June 30, 2009:
Compensation and benefits expense	$111,146	$(4,723)	(a	)	$106,423

Income before income taxes	$15,539	$4,723	(a	)	$20,262
Income tax expense	$7,596	$2,309	(b	)	$9,905

Net income	$7,943	$2,414	(c	)	$10,357

Compensation ratio (d)	62.7%				60.0%

Earnings per share:
Basic	$0.22	$0.08			$0.30
Diluted	$0.22	$0.08			$0.30

Weighted average number of common shares outstanding (e):
Basic	31,380,008	—	(f	)	31,380,008
Diluted	31,380,008	—	(f	)	31,380,008

Six months ended June 30, 2008:
Compensation and benefits expense	$116,933	$(5,547)	(a	)	$111,386

(Loss) / income before income taxes	$(28,206)	$5,547	(a	)	$(22,659)
Income tax (benefit) / expense	$(10,969)	$2,157	(b	)	$(8,812)

Net (loss) / income	$(17,237)	$3,390	(c	)	$(13,847)

Compensation ratio (d)	80.1%				76.3%

Earnings per share (e):
Basic	$(0.56)	$0.11			$(0.45)
Diluted	$(0.56)	$0.11			$(0.45)

Weighted average number of common shares outstanding (e):
Basic	30,767,838	—	(f	)	30,767,838
Diluted	30,767,838	—	(f	)	30,767,838

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense / benefit represents the elimination of the tax expense / (benefit) resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income / (loss) was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio for the six months ended June 30, 2009 and 2008 were calculated by dividing compensation and benefits expense by total revenues of $177,372 and $146,023, respectively.

(e)	In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted common shares outstanding were equal for the six months ended June 30, 2009 and 2008.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
          See the section entitled “—Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.

Revenues
Investment Banking
          Investment banking revenue was $69.2 million for the six months ended June 30, 2009 compared with $90.3 million for the same period in 2008, a decrease of $21.2 million, or 23.4%. M&A and advisory revenue was $15.3 million for the six months ended June 30, 2009 compared with $54.4 million for the same period in 2008, a decrease of $39.1 million. This decrease was primarily due to a decline in completed mergers and acquisitions and the smaller average size of transactions that closed in the first half of 2009 compared with the same period in 2008. Capital markets revenue was $53.9 million for the six months ended June 30, 2009 compared with $35.9 million for the same period in 2008, an increase of $18.0 million, primarily due to the higher number of equity capital markets transactions that were completed in the first half of 2009 compared with the first half of 2008.
Commissions
          Commissions revenue was $71.9 million for the six months ended June 30, 2009 compared with $98.4 million for the same period in 2008, a decrease of $26.5 million, or 26.9%. U.S. equity commissions were $54.4 million for the six months ended June 30, 2009 compared with $63.0 million for the same period in 2008, a decrease of $8.6 million, reflecting slightly lower trading volume and less favorable mix of order flow. European equity commissions were $17.5 million for the six months ended June 30, 2009 compared with $35.3 million for the same period in 2008, a decrease of $17.9 million, reflecting the lower value of most European financial services stocks on which our European commissions are based and the impact of translating our non-U.S. commissions revenues to U.S. dollars at less favorable exchange rates.
Principal Transactions, Net
          Principal transactions, net resulted in revenue of $27.7 million for the six months ended June 30, 2009 compared to a net loss of $59.1 million for the same period in 2008. The return to a net gain in the current period reflects the absence of significant valuation adjustments on financial instruments owned, primarily related to trust preferred backed collateralized debt obligations and related securities and higher revenue from our fixed income customer business. Our trust preferred backed collateralized debt obligations and related securities owned resulted in a slight gain for the six months ended June 30, 2009 compared to a loss of $44.9 million for the same period in 2008, reflecting a sale of a trust preferred security, improved market conditions and stabilization of issuer credit quality. Our fixed income customer business resulted in revenue of $22.5 million for the six months ended June 30, 2009 compared to a net loss of $0.6 million for the same period in 2008, reflecting the non-reoccurring unrealized losses in 2008 and the strong client-driven activity as credit markets improved. Equity market making activity resulted in a loss of $2.5 million for the six months ended June 30, 2009 compared to a loss of $3.5 million for the same period in 2008. Trading for our own account including firm investments resulted in a net gain of $7.7 million for the six months ended June 30, 2009 compared to a net loss of $10.1 million for the same period in 2008, reflecting an improved trading environment.
Interest and Dividend Income
          Interest and dividend income was $3.8 million for the six months ended June 30, 2009 compared with $14.5 million for the same period in 2008, a decrease of $10.7 million, primarily due to significantly lower average holdings of interest bearing assets and reduced interest rates in the first six months of 2009 compared with the same period in 2008.
Other
          Other revenues increased $2.8 million, or 201.7%, to $4.2 million for the six months ended June 30, 2009 compared with $1.4 million for the same period in 2008. The increase was primarily due to higher loan portfolio sales fees in the first six months of 2009 compared with the same period in 2008.
Expenses
Compensation and Benefits
          Compensation and benefits expense decreased $5.8 million, or 4.9%, to $111.1 million for the six months ended June 30, 2009 compared with $116.9 million for the same period in 2008. Compensation and benefits as a comparative percentage of total revenue after deducting the expenses associated with the IPO restricted stock awards was 60.0% in the first six months of 2009 compared to 76.3% for the same period in 2008 period. See “—Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Occupancy and Equipment
          Occupancy and equipment expense was $10.6 million for the six months ended June 30, 2009, an increase of $1.3 million compared with $9.3 million for the same period in 2008, primarily due to higher rent expense.
Brokerage and Clearance
          Brokerage and clearance expense decreased $5.6 million, or 42.6%, to $7.5 million for the six months ended June 30, 2009 compared with $13.0 million for the same period in 2008. This decrease was primarily a result of the lower value of European financial stocks in the first half of 2009 compared with the first half of 2008 and the favorable impact of lower exchange rates.
Business Development
          Business development expense decreased $1.7 million, or 21.1%, to $6.2 million for the six months ended June 30, 2009 compared with $7.9 million for the same period in 2008. The decrease was primarily due to lower travel and entertainment expenses.
Interest
          Interest expense decreased $3.0 million to $0.2 million for the six months ended June 30, 2009 compared with $3.2 million for the same period in 2008. The decrease is primarily due to lower average balances of securities sold under repurchased agreements and reduced interest rates in the first six months in 2009 relative to 2008.
Other
          Other expense was $12.2 million for the six months ended June 30, 2009, an increase of $1.8 million, or 16.8%, compared with $10.5 million for the same period in 2008. The increase was primarily due to higher charitable contributions in the first six months of 2009 relative to the same 2008 period.
Income Tax Expense/ (Benefit)
          Income tax expense was $7.6 million for the six months ended June 30, 2009, which resulted in an effective tax rate of 48.9%, compared with an income tax benefit of $11.0 million for the same period in 2008, which resulted in an effective tax rate of 38.9%. The change in the tax rate reflects the effect of permanent items relative to the income level.

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
          SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. We applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value prior to the adoption of SFAS No. 159.
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
          Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as listed equities. This category may also include U.S. Government and agency securities for which we typically receive independent external valuation information.
          Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily a market approach. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include residential mortgage-backed securities, certain corporate debt and rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities.
          Fair value of residential mortgage-backed securities was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency. Fair value of mortgage-backed securities and CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying company.
          Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches. The valuation methodologies utilized may include significant inputs that are unobservable from objective sources. We consider various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including banking and insurance company trust preferred and capital securities and non-rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, private equity securities and other investments including limited and general partnership interests. We did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.
          Fair value of banking and insurance company trust preferred and capital securities was determined by utilizing a market spread model for each of the individual trust preferred and capital securities utilizing credit spreads for secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions based on certain assumptions. The key market inputs in this method are the discount margins, market spreads applied and the yield expectations for similar instruments.
          Fair value of private equity securities was determined by assessing market-based information, such as performance multiples, comparable company transactions and changes in market outlook. Fair value of limited and general partnership interests was determined by using net asset values or capital statements provided by the general partner, updated for changes in market conditions up to the reporting date. Private equity securities and limited and general partnership interests generally trade infrequently.
          The variables affecting fair value estimates of these financial instruments can change rapidly and unexpectedly, which could have a significant impact on the fair value estimates of these financial instruments. Results from valuation techniques in one period may not be indicative of future period fair value measurements.
          Our Level 3 assets were $78.1 million as of June 30, 2009, which represented approximately 14% of total assets and approximately 50% of total assets measured at fair value.
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
Contractual Obligations
          As of June 30, 2009, our contractual obligations with respect to operating leases and partnership commitments have not significantly changed since December 31, 2008.
Off-Balance Sheet Arrangements
          In the normal course of our proprietary trading activities, we may enter into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options and mortgage-backed to-be-announced securities (“TBAs”), contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options are conducted through regulated exchanges, which clear and guarantee performance of counterparties. As described in Item 3 — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
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
Recently Issued Accounting Standards, Not Yet Adopted
          In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We do not expect the implementation of this standard to have a material effect on the consolidated financial statements.
          In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact to the consolidated financial statments of adopting this standard.
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
          We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of June 30, 2009, we had liquid assets of $292.2 million, primarily consisting of cash and cash equivalents and receivables from clearing brokers. From time to time, we may obtain a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements.
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
          At June 30, 2009, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $119.0 million, or $115.1 million in excess of the minimum required net capital.
          KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $37.1 million exceeded the capital resources requirement by approximately $28.9 million at June 30, 2009.
          The regulatory requirements referred to above restrict our ability to withdraw capital from our regulated subsidiaries, which was approximately $156.1 million at June 30, 2009.
Cash Flows
          Six months ended June 30, 2009. Cash increased $34.9 million during the six months ended June 30, 2009, primarily due to cash generated from operating activities.
          Net income, after adjusting for non-cash expense and revenue items of $22.4 million, provided cash of $30.4 million. The non-cash items consisted of non-cash expenses of $20.1 million resulting from the amortization of stock based compensation expense, $2.4 million related to depreciation and amortization expense and $0.1 million related to deferred income tax benefits. Cash of $48.1 million was provided through declines in operating assets, primarily attributable to decreases in receivables from clearing brokers and accounts receivable of $68.7 million and $3.4 million, respectively, partially offset by an increase in financial instruments owned, at fair value of $23.5 million. Cash of $41.7 million was used through declines in operating liabilities, primarily attributable to decreases in accounts payable, accrued expenses, and other liabilities and short-term borrowings of $38.9 million and $31.5 million, respectively, partially offset by an increase in payable to clearing broker of $19.6 million.
          We used $2.6 million in our investing activities, in the purchase of fixed assets. Cash used in financing activities was $4.2 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.
          Six months ended June 30, 2008. Cash decreased $28.4 million for the six months ended June 30, 2008, primarily due to negative cash flows from operating activities.
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
          The following table sets forth our monthly high, low and average long/short financial instruments owned for the six months ended June 30, 2009:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$47,549	$31,691	$38,693
Corporate and other debt	$53,879	$36,742	$45,674
Mortgage-backed securities	$29,545	$—	$4,221
Other investments	$37,034	$34,893	$35,903
Short Value:
Equities	$21,436	$11,162	$16,379
Corporate and other debt	$41	$—	$6
U.S. Government and agency securities	$7,957	$—	$1,137
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
          Our businesses, as well as the financial services industry generally, are subject to extensive regulation. From time to time, in the ordinary course of our business, we are involved in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. In response to the lawsuit filed on January 12, 2009 by Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc., in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC, as described in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2008, Keefe filed a motion to dismiss the complaint on April 1, 2009. On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.
          On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”, Case No. 09 C 3072). The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers. The Second Complaint makes substantially the same allegations as the complaint described above. On July 16, 2009 the court granted Keefe’s motion for an extension of time to answer the Second Complaint until twenty one (21) days after the court issues an opinion on defendant’s Motion to Dismiss in Grede v. FTN Fin. Sec. Corp., et al (Case No. 09 C 2258), a related case, in which the Trustee has made similar claims against another broker-dealer. Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously. On July 28, 2009, in Grede v. Bank of New York Mellon et al (Case No. 09 C 1919) filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing. On July 29, 2009, Keefe wrote to the Trustee asking the Trustee, in view of the court’s ruling, to dismiss the Second Case.
ITEM 1A. Risk Factors
          There have not been any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          There were no unregistered sales of equity securities during the quarter ended June 30, 2009.
          The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2009:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)(2)	per Share	Programs	or Programs

April 1, 2009 to April 30, 2009	2,119	$24.19	—	—
May 1, 2009 to May 31, 2009	849	$26.25	—	—
June 1, 2009 to June 30, 2009	2,307	$28.71	—	—

Total	5,275	$26.50	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of cancelled shares of restricted stock in satisfaction of withholding tax requirements.

(2)	All shares were immediately retired upon purchase by us.
ITEM 3. Defaults Upon Senior Securities
          None.

ITEM 4. Submission of Matters to a Vote of Security Holders
          The Company’s 2009 annual meeting of stockholders (the “Meeting”) was held on June 9, 2009. 27,775,021 shares of common stock, or approximately 79.6% of all shares then issued, outstanding and eligible to vote at the Meeting, were present at the Meeting in person or by proxy. At the Meeting, stockholders considered the following proposals:
(1) the election of three Class I Directors to serve on the Board of Directors until the 2012 annual meeting of stockholders,
(2) the approval of the KBW, Inc. 2009 Incentive Compensation Plan, and
(3) the ratification of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm (independent auditors) for the fiscal year ending December 31, 2009.
Proposal 1 — Election of Class I Directors. At the Meeting, the stockholders elected each of John G. Duffy, Daniel M. Healy and Michael J. Zimmerman as a Class I Director, to serve for a three-year term expiring at the 2012 annual meeting of stockholders. The shares of common stock present at the Meeting, voting as a single class, voted as follows:

Nominee	For	Withheld
John G. Duffy	24,401,492	3,373,529
Daniel M. Healy	26,029,391	1,745,630
Michael J. Zimmerman	27,144,335	630,686
          The terms of office of Thomas B. Michaud and James K. Schmidt, the Company’s two Class III Directors, expire at the 2010 annual meeting of stockholders. The terms of office of Andrew M. Senchak and Christopher M. Condron, the Company’s two Class II Directors, expire at the 2011 annual meeting of stockholders.
Proposal 2 — Approval of the KBW, Inc. 2009 Incentive Compensation Plan. The shares of common stock present at the Meeting, voting as a single class, voted on the approval of the KBW, Inc. 2009 Incentive Compensation Plan, as follows:

For	Against	Abstain
18,794,702	7,661,816	487,623
Proposal 3 — Ratification of the Appointment of KPMG as the Company’s Independent Registered Public Accounting Firm. The shares of common stock present at the Meeting, voting as a single class, voted on the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm for the year ending December 31, 2009, as follows:

For	Against	Abstain
27,413,247	322,574	39,200
ITEM 5. Other Information
          None.
ITEM 6. Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2009

KBW, INC.
By:	/s/ JOHN G. DUFFY
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
	Name:	Robert Giambrone
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	KBW, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 10, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.