Form 10-Q
period 2009-09-30
KBW, INC.
filed 2009-11-06
CIK 1063494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐     No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 30, 2009 was 34,878,036, which number includes 4,569,589 shares representing unvested restricted stock awards and excludes 1,046,448 shares underlying vested restricted stock units.

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
KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)

	September 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Cash and cash equivalents	$179,838	$194,981
Financial instruments owned, at fair value:
Equities	79,738	41,765
Corporate and other debt	63,463	53,879
Mortgage-backed securities	4,570	—
Other investments	40,302	34,893

	188,073	130,537

Receivables from clearing brokers	173,000	130,682
Accounts receivable	24,156	19,391
Income taxes receivable	1,942	33,270
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $25,270 in 2009 and $21,546 in 2008	18,860	18,895
Other assets	48,124	43,710

Total assets	$633,993	$571,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$34,463	$11,162
Corporate debt	1,166	—
U.S. Government and agency securities	2,895	—

	38,524	11,162

Short-term borrowings	—	31,547
Accounts payable, accrued expenses, and other liabilities	131,869	122,070
Income taxes payable	20,557	9,956

Total liabilities	190,950	174,735

Stockholders’ equity:
Preferred stock	—	—
Common stock	303	298
Paid-in capital	159,368	137,618
Retained earnings	294,856	275,019
Notes receivable from stockholders	(609)	(2,225)
Accumulated other comprehensive loss	(10,875)	(13,979)

Total stockholders’ equity	443,043	396,731

Total liabilities and stockholders’ equity	$633,993	$571,466

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Investment banking	$57,785	$46,042	$126,958	$136,382
Commissions	36,595	54,527	108,466	152,894
Principal transactions, net	23,675	(53,836)	51,371	(112,973)
Interest and dividend income	2,655	5,891	6,430	20,351
Investment advisory fees	341	222	974	815
Other	1,588	789	5,812	2,189

Total revenues	122,639	53,635	300,011	199,658

Expenses:
Compensation and benefits	73,819	60,318	184,965	177,251
Occupancy and equipment	5,567	5,297	16,168	14,579
Communications and data processing	7,399	7,290	21,301	20,632
Brokerage and clearance	4,939	6,039	12,423	19,079
Business development	4,427	5,054	10,672	12,971
Interest	135	871	361	4,115
Other	4,829	6,902	17,058	17,373

Total expenses	101,115	91,771	262,948	266,000

Income / (loss) before income taxes	21,524	(38,136)	37,063	(66,342)
Income tax expense / (benefit)	9,630	(15,136)	17,226	(26,105)

Net income / (loss)	$11,894	$(23,000)	$19,837	$(40,237)

Earnings per common share:
Basic (Note 10)	$0.33	$(0.75)	$0.55	$(1.31)
Diluted (Note 10)	$0.33	$(0.75)	$0.55	$(1.31)
Weighted average number of common shares outstanding:
Basic	31,410,337	30,794,738	31,390,229	30,776,870
Diluted	31,410,337	30,794,738	31,390,229	30,776,870
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share information)
(unaudited)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	(Loss) / Income	Equity
Balance at December 31, 2008	$—	$298	$137,618	$275,019	$(2,225)	$(13,979)	$396,731
Net income	—	—	—	19,837	—	—	19,837
Other comprehensive income, currency translation adjustment	—	—	—	—	—	3,104	3,104

Total comprehensive income							22,941

Amortization of stock-based compensation	—	—	28,512	—	—	—	28,512
Cancellation of 304,564 shares of restricted stock in satisfaction of withholding tax requirements	—	(3)	(6,761)	—	—	—	(6,764)
Issuance of 779,195 shares of common stock	—	8	17,039	—	—	—	17,047
Restricted stock units converted	—	—	(2,939)	—	—	—	(2,939)
Stock-based awards vested	—	—	(13,952)	—	—	—	(13,952)
Tax shortfall related to stock-based awards	—	—	(149)	—	—	—	(149)
Repayment of notes receivable from stockholders	—	—	—	—	1,616	—	1,616

Balance at September 30, 2009	$—	$303	$159,368	$294,856	$(609)	$(10,875)	$443,043

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
September 30, 2009	$0.01	10,000,000	—	—
December 31, 2008	$0.01	10,000,000	—	—
Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(*)	Outstanding(*)
September 30, 2009	$0.01	140,000,000	30,308,447	30,308,447
December 31, 2008	$0.01	140,000,000	29,833,816	29,833,816

(*)	These share amounts exclude legally vested restricted stock units.
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income / (loss)	$19,837	$(40,237)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Amortization of stock-based compensation	28,512	24,648
Depreciation and amortization	3,639	3,603
Deferred income tax benefit	(941)	(15,714)

(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(57,113)	170,708
Securities purchased under resale agreements	—	5,505
Receivables from clearing brokers	(42,050)	52,072
Accounts receivable	(4,480)	9,668
Income taxes receivable	31,328	—
Other assets	(3,415)	(14,674)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	27,294	(39,041)
Securities sold under repurchase agreements	—	(71,579)
Payable to clearing broker	—	1,785
Short-term borrowings	(31,547)	(33,552)
Accounts payable, accrued expenses and other liabilities	8,414	(66,652)
Income taxes payable	10,597	3,349
Net cash used in operating activities	(9,925)	(10,111)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(3,603)	(2,796)
Net cash used in investing activities	(3,603)	(2,796)

Cash flows from financing activities:
Issuance of shares of common stock	156	75
Cancellation of restricted stock in satisfaction of withholding tax	(6,764)	(2,907)
Excess (shortfall) net tax benefit related to stock-based awards	(149)	120
Repayment of notes receivable from stockholders	1,616	2,969
Net cash (used in) / provided by financing activities	(5,141)	257

Currency adjustment:
Effect of exchange rate changes on cash	3,526	(4,467)

Net decrease in cash and cash equivalents	(15,143)	(17,117)
Cash and cash equivalents at the beginning of period	194,981	194,358
Cash and cash equivalents at the end of period	$179,838	$177,241

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$11,967	$1,138
Interest	$472	$5,380
See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per share information)
(1) Organization and Basis of Presentation
     The consolidated financial statements include the accounts of KBW, Inc. and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, SWX Europe and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors, including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis.
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
(2) Summary of Significant Accounting Policies
(a) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification
     In September 2009, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles (FASB Accounting Standards Codification 105). Statement 168 establishes the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.
     Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
     Reference to GAAP requirements, where provided in these financial statements are to the ASC.
(b) Principles of Consolidation
     The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.
     The Company consolidates entities for which it has a controlling financial interest as defined in ASC 810, Consolidation. The usual condition for a controlling financial interest is ownership of a majority voting interest. As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity. Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810. The Company consolidates variable interest entities when its interests in the entity are expected to absorb a majority the entity’s expected losses, or expected residual returns, or both. The Company had no variable interest entities that required consolidation at September 30, 2009.
     In addition, the Company evaluates its investments in general partnerships and investments in limited partnerships under ASC 810. Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at September 30, 2009.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per share information)
(c) Use of Estimates
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
(d) Cash and Cash Equivalents
     Cash equivalents include investments with an original maturity of three months or less when purchased. Due to the short-term nature of these instruments, carrying value approximates their fair value.
(e) Fair Value of Financial Instruments
     The Company accounts for financial instruments that are being measured and reported on a fair value basis in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between current market participants at the measurement date”.
     Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing methods. Among the factors considered by the Company in determining the fair value of financial instruments for which there are no current quoted market prices are credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, assessing the underlying investments, market-based information, such as comparable company transactions, performance multiples and changes in market outlook as well as other measurements. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of operations. Financial assets and financial liabilities carried at contract amounts include receivables from clearing brokers, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements. See Note 3 of the Notes to Consolidated Financial Statements for additional discussion of ASC 820.
     ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value by the Company prior to the fair value option election in accordance with the AICPA Audit and Accounting Guide — Brokers And Dealers In Securities (ASC 940). Generally, the fair values of these securities have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. The Company’s partnership interests are generally recorded at fair value, which may consider information provided by general partners.
(f) Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. The assets and liabilities that result from these agreements are recorded in the consolidated statements of financial condition at the amounts at which the securities were sold or purchased (contract value), respectively. It is the policy of the Company to obtain possession of collateral or deliver collateral, as the case may be, with a market value equal to or in excess of the principal amount of the transactions. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. Interest on securities purchased under resale agreements and securities sold under repurchase agreements is recognized in interest and dividend income and interest expense, respectively, in the consolidated statements of operations over the life of the transaction.
     There were no resale or repurchase agreements outstanding as of September 30, 2009 and December 31, 2008.

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
(i) Revenue Recognition
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
   Investment advisory fees
     The Company recognizes management fees from managed funds over the period that the related service is provided based upon a percentage of account balances, capital invested, capital commitments or some combination thereof. The Company also may be entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds certain performance targets. Some incentive fees are based on investment performance over a 12-month period and are subject to adjustment prior to the end of the measurement period. Accordingly, these incentive fees are recognized in the consolidated statements of operations when the measurement period ends.
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
     The Company applies ASC 740, Income Taxes, which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined as prescribed by ASC 740.
(l) Earnings Per Common Share (“EPS”)
     Basic EPS is computed by dividing net income applicable to common shareholders, which represents net income reduced by the allocation of earnings to participating securities, by the weighted average number of common shares. Losses are not allocated to participating securities. The weighted average number of common shares outstanding include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, give effect to dilutive potential common shares related to Company stock compensation plans.
     ASC 260, Earnings Per Share, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating EPS under the two-class method. Accordingly, the Company treats unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating EPS. There was no impact on basic or diluted EPS amounts for the three and nine month periods ended 2008.
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
(3) Financial Instruments
     The Company accounts for financial instruments that are being measured and reported on a fair value basis in accordance with ASC 820. This includes those items currently reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the consolidated statements of financial condition.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, primarily market and income approaches. Based on these approaches, the Company utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the information set forth below according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices, such as listed equities and options, and convertible preferred stock. This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.
     Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, residential mortgage-backed securities, rated collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, certain preferred stock and convertible debt.
     Fair value of corporate debt, residential mortgage-backed securities, preferred stock and convertible debt classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency. Fair value of rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.
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
     Fair value of banking and insurance company trust preferred and capital securities was determined by utilizing a market spread method for each of the individual trust preferred and capital securities utilizing credit spreads for secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions based on certain assumptions. The key market inputs in this method are the discount margins, market spreads applied and the yield expectations for similar instruments.
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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets at Fair Value as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$62,828	$1,206	$15,454	$79,488

Corporate and other debt:
Corporate debt	9,963	12,228	10,501	32,692
CDOs	—	5,404	1	5,405
Other debt obligations(1)	—	—	25,366	25,366

Total corporate and other debt	9,963	17,632	35,868	63,463
Mortgage-backed securities — residential	—	4,570	—	4,570
Other investments(2)	—	—	40,302	40,302

Total non-derivative trading assets	72,791	23,408	91,624	187,823
Derivative financial instruments	250	—	—	250

Total financial instruments owned	$73,041	$23,408	$91,624	$188,073

(1)	Principally consists of bank and insurance company trust preferred and capital securities.

(2)	Principally consists of limited and general partnership interests.

Liabilities at Fair Value as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$34,031	$—	$—	$34,031

Corporate debt	30	1,136		1,166
US Government and agency securities	2,895	—	—	2,895

Total non-derivative trading liabiilties	36,956	1,136	—	38,092
Derivative financial instruments	432	—	—	432

Total financial instruments sold, not yet purchased	$37,388	$1,136	$—	$38,524

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

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
     The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and September 30, 2008:
Level 3 Financial Assets

						Changes in
						unrealized gains
						and (losses)
						included in
		Total gains				earnings related
		and (losses)		Transfers	Balance as of	to assets still
Three months ended	Balance as of	(realized and	Purchases/	in/out of	September 30,	held at reporting
September 30, 2009	June 30, 2009	unrealized)	(sales), net	Level 3	2009	date
Equities	$15,247	$207	$—	$—	$15,454	$207

Corporate and other debt:
Corporate debt	501	—	10,000	—	10,501	(2)
CDOs	1	—	—	—	1	—
Other debt obligations	25,359	7	—	—	25,366	6

Total coporate and other debt	25,861	7	10,000	—	35,868	4
Other investments	37,034	2,071	1,197	—	40,302	2,071

Total Level 3 Financial Assets	$78,142	$2,285	$11,197	$—	91,624	2,282

						Changes in
						unrealized gains
						and (losses)
						included in
						earnings related
		Total gains and			Balance as of	to assets still held
Three months ended	Balance as of	(losses) (realized	Purchases/	Transfers	September 30,	at reporting
September 30, 2008	June 30, 2008	and unrealized)	(sales), net	in/out of Level 3	2008	date
Non-derivative trading assets	$135,625	$(34,918)	$471	$—	$101,178	$(32,302)

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)

						Changes in
						unrealized gains
						and (losses)
		Total gains				included in
	Balance as of	and (losses)		Transfers		earnings related
Nine months ended	December 31,	(realized	Purchases/	in/out of	Balance as of	to assets still held
September 30, 2009	2008	and unrealized)	(sales), net	Level 3	September 30, 2009	at reporting date
Equities	$14,722	$(32)	$—	$764	$15,454	$(32)

Corporate and other debt:
Corporate debt	1,581	(1,080)	10,000	—	10,501	(1,081)
CDOs	44	2	(45)	—	1	(26)
Other debt obligations	31,063	(53)	(5,644)	—	25,366	4,447

Total corporate and other debt	32,688	(1,131)	4,311	—	35,868	3,340
Other investments	34,893	3,191	2,218	—	40,302	3,104

Total Level 3 Financial Assets	$82,303	$2,028	$6,529	$764	$91,624	$6,412

Changes in
unrealized gains
and (losses)
included in
		Total gains and				earnings related to
Nine months ended	Balance as of	(losses) (realized	Purchases/ (sales),	Transfers in/out of	Balance as of	assets still held
September 30, 2008	December 31, 2007	and unrealized)	net	Level 3	September 30, 2008	at reporting date
Non-derivative trading assets	$171,816	$(65,435)	$898	$(6,101)	$101,178	$(61,520)

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
(4) Short-Term Borrowings
     From time to time, the Company obtains secured short-term borrowings primarily through bank loans. At September 30, 2009, there were no short-term borrowings obligations outstanding. Secured short-term borrowings were $31,547 at the rate in effect of 1.63% as of December 31, 2008. Included in financial instruments owned as of December 31, 2008 was $31,064 of corporate bonds in which the lender had a security interest in connection with short-term borrowings.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(5) Commitments and Contingencies
   (a) Leases
     As of September 30, 2009, there were no significant changes in the Company’s lease agreements since December 31, 2008.
   (b) Litigation
     In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At September 30, 2009, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.
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
     On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”). The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers. The Second Complaint makes substantially the same allegations as the complaint described above. Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously. On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing. The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.
   (c) Limited Partnership Commitments
     As of September 30, 2009, the Company had approximately $23,856, including $8,787 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.
(6) Financial Instruments with Off-Balance-Sheet Risk
     In the normal course of its proprietary trading activities, the Company enters into transactions in financial instruments with off- balance-sheet risk. These financial instruments, such as options and mortgage-backed to-be-announced securities (“TBAs”), contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options are conducted through regulated exchanges, which clear and guarantee performance of counterparties.

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
   (b) Derivative Financial Instruments
     The Company’s derivative activities consist of writing and purchasing listed equity options and, from time to time, futures on interest rate, currency and equity products for trading for our own account and are included in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value in the accompanying consolidated statements of financial condition. See also Note 3 of the Notes to Consolidated Financial Statements for additional details. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.
     In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional contract amounts, which are not included on the consolidated statements of financial condition, are used as a basis to calculate contractual cash flows to be exchanged and generally are not actually paid or received.
     A summary of the Company’s listed options and futures contracts is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
September 30, 2009:
Purchased options	$9,832	$362	$250
Written options	$5,596	$651	$432
Short futures contracts	$6,639	$—	$—

December 31, 2008:
Purchased options	$7,721	$557	$843
Written options	$6,100	$344	$461
Short futures contracts	$—	$—	$—
     The following table summarizes the net gains / (losses) from trading activities included in principal transactions, net on the statements of operations for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
Type of Instrument	September 30, 2009	September 30, 2009
Equities	$6,427	$12,126
Corporate and other debt	10,085	21,154
Mortgage-backed securities	4,583	15,737
Other investments	2,580	2,354

Total	$23,675	$51,371

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
   (9) Stock-Based Compensation
     During the second quarter of 2009, the Board of Directors adopted and the shareholders approved the 2009 Incentive Compensation Plan (“2009 Plan”). The 2009 Plan permits the granting of up to 6,641,638 shares of common stock, including 641,638 common shares which remained available from the 2006 Equity Incentive Plan (“2006 Plan”). Shares granted under the 2009 Plan are expected to be awarded in connection with the Company’s regular annual employee compensation and hiring processes. As a result of the approval and adoption of the 2009 Plan, the 2006 Plan will have no further grants or awards. However, awards outstanding under the 2006 Plan will remain in effect in accordance with the terms of such awards.
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
   (10) Earnings Per Share
     The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income / (loss)	$11,894	$(23,000)	$19,837	$(40,237)

Less: Allocation of earnings to participating securities	1,532	—	2,471	—

Net income / (loss) applicable to common shareholders	$10,362	$(23,000)	$17,366	$(40,237)

Weighted average number of common shares outstanding(1)(2):
Basic	31,410,337	30,794,738	31,390,229	30,776,870
Effect of dilutive securities — restricted stock	—	—	—	—

Diluted	31,410,337	30,794,738	31,390,229	30,776,870

Earnings per common share(1)(2):
Basic	$0.33	$(0.75)	$0.55	$(1.31)

Diluted	$0.33	$(0.75)	$0.55	$(1.31)

(1)	Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 4,643,055 and 4,467,396 for the three and nine months ended September 30, 2009, respectively.

(2)	Basic and diluted common shares outstanding were equal for the three and nine months ended September 30, 2009 and 2008 under the two-class method.

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
(11) Income Taxes
     The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In addition, the following information required by ASC 740 is provided:
•	The Company’s gross unrecognized tax benefits, excluding interest, increased approximately $1,800 since December 31, 2008 primarily due to a re-evaluation of tax positions taken in prior years.
•	The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expenses. As of September 30, 2009, this amount had increased approximately $450 since December 31, 2008.
•	The Company and its subsidiaries file federal consolidated and various state, local and foreign tax returns. The federal income tax returns have been audited through 2005. Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.
(12) Industry Segment Data
     The Company follows the provisions of ASC 280, Segment Reporting, in disclosing its business segments. Pursuant to that statement, an entity is required to determine its business segments based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Based upon these criteria, the Company has determined that its entire business should be considered a single segment.
(13) Net Capital Requirement
     Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $4,146 as of September 30, 2009. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

September 30, 2009
Net Capital	$139,761
Excess	$135,615
     KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of September 30, 2009, KBWL was in compliance with its local capital adequacy requirements. At September 30, 2009, KBWL’s capital resources of approximately $36,023 exceeded the capital resources requirement by approximately $27,141.
(14) Recent Accounting Developments
     In September 2009, FASB issued Accounting Standard Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). ASU No. 2009-12 provides amendments to ASC 820, Fair Value Measurements and Disclosures, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in ASU No. 2009-12 permit, as a practical expedient, a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment (or its equivalent). The amendments in ASU No. 2009-12 also require additional disclosures by major category of investment, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company expects additional disclosure

KBW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Dollars in thousands, except per share information)
requirements related to certain financial instruments as a result of the implementation of ASU No. 2009-12 but does not expect it to have a material effect on the consolidated financial statements.
     In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is a revision to FASB Interpretation No. 46(R) (ASC 810), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact to its consolidated financial statements of adopting this standard.
     In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 166 is a revision to Statement No. 140 (ASC 860), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the implementation of this standard to have a material effect on its consolidated financial statements.
(15) Subsequent Events
     The Company has evaluated subsequent events through the date the accompanying financial statements were issued, which was November 6, 2009.

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
Business Environment
     Our business activities focus on the financial services sector, the landscape of which, in the U.S. and globally, has continued to evolve since the global financial crisis began in 2007. The financial services sector in the third quarter of 2009 reflected a continuation of the trend that began in the first half, with some stabilization and return of market confidence and active capital markets transactions reflecting the recapitalization of selected companies. In particular there have been significant improvements in the equity and credit markets for securities of financial services companies. The Company continued to be very active in capital markets transactions, participating in 28 public capital raises during the third quarter of 2009. However, the sector remains under stress and the market stability and continuation of current trends is not certain. The valuation of certain classes of assets remains uncertain and loss reserves have been increasing reflecting continuing concerns in the credit quality of commercial real estate and personal lending and securitization markets have not broadly reopened. U.S. unemployment remains high and lenders have not widely reopened consumer and commercial credit.
     In the U.S., the financial services sector remains highly fragmented. There are approximately 1,050 publicly traded banks and thrifts and approximately 8,200 different banking entities in the U.S. Because of our focus, we are particularly impacted by economic and market conditions affecting this sector. Although many larger financial institutions have succeeded in recapitalizing and have repaid government assistance, there continues to be bank failures among smaller institutions. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector. During the third quarter of 2009, in the U.S., select small and mid size financial institutions have sought to recapitalize and we have participated in many offerings for companies in the bank and REIT segments of the financial services sector.
     Globally, actions by various government agencies and central banks have been implemented with a view to restoring capital, creating market liquidity and opening credit sources. While certain financial institutions have accessed additional capital, there is likely to be continued stress in many of these markets.
     It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues. Even with the market stabilization in recent quarters, there has not been a significant return of M&A activity. During the third quarter of 2009, many financial institutions have reported operating profitability, although others reported significant losses, in particular resulting from increases to loan loss reserves. There have been no further failures of large financial institutions in the US. It is likely that there will be significant changes imposed in the regulation of financial institutions in the U.S. in the future, including the emergence of new regulatory entities with broader oversight and more stringent capital requirements. We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in both the U.S. and Europe.

Results of Operations
   Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
   Overview
     Total revenues increased $69.0 million, or 128.7%, to $122.6 million for the three months ended September 30, 2009 compared with $53.6 million for the three months ended September 30, 2008. The increase was primarily due to revenue of $23.7 million in principal transactions, net in 2009, a substantial improvement compared to negative revenues of $53.8 million in 2008, and an increase in investment banking revenues of $11.7 million, partially offset by a decrease in commissions revenue of $17.9 million.
     Total expenses were $101.1 million for the three months ended September 30, 2009 compared with $91.8 million for the three months ended September 30, 2008. The increase was due to a $13.5 million increase in compensation and benefits expense, partially offset by a $4.2 million decrease in non-compensation expenses.
     We recorded net income of $11.9 million, or $0.33 per diluted share, for the three months ended September 30, 2009 compared with a net loss of $23.0 million, or $0.75 per diluted share, for the third quarter of 2008. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net income was $13.4 million, or $0.37 per diluted share, for the three months ended September 30, 2009, compared with a net loss of $21.3 million, or $0.69 per diluted share, for the same period in 2008. See “-Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts. The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$57,785	$46,042	$11,743	25.5%
Commissions	36,595	54,527	(17,932)	(32.9)
Principal transactions, net	23,675	(53,836)	77,511	N/M
Interest and dividend income	2,655	5,891	(3,236)	(54.9)
Investment advisory fees	341	222	119	53.6
Other	1,588	789	799	101.3

Total revenues	122,639	53,635	69,004	128.7

Expenses:
Compensation and benefits	73,819	60,318	13,501	22.4

Non-compensation expenses:
Occupancy and equipment	5,567	5,297	270	5.1
Communications and data processing	7,399	7,290	109	1.5
Brokerage and clearance	4,939	6,039	(1,100)	(18.2)
Business development	4,427	5,054	(627)	(12.4)
Interest	135	871	(736)	(84.5)
Other	4,829	6,902	(2,073)	(30.0)

Non-compensation expenses	27,296	31,453	(4,157)	(13.2)

Total expenses	101,115	91,771	9,344	10.2

Income / (loss) before income taxes	21,524	(38,136)	59,660	N/M
Income tax expense / (benefit)	9,630	(15,136)	24,766	N/M

Net income / (loss)	$11,894	$(23,000)	$34,894	N/M %

N/M = Not Meaningful

Three Month Non-GAAP Financial Measures
     Compensation cost for stock-based awards are measured at fair value on the date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.
     We reported our compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three and nine months ended September 30, 2009 and 2008 in our October 29, 2009 press release. The non-GAAP amounts excludes compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.
     Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the period ended September 30, 2009. Specifically, our management believes that these non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not in the past, and likely will not in the future include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.
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
     The following table provides details with respect to reconciling compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended September 30, 2009 and 2008.

	GAAP	Reconciliation Amount		Non-GAAP
	(dollars in thousands, except per share information)
Three months ended September 30, 2009:
Compensation and benefits expense	$73,819	$(2,689)	(a)	$71,130

Income before income taxes	$21,524	$2,689	(a)	$24,213
Income tax expense	$9,630	$1,136	(b)	$10,766

Net income	$11,894	$1,553	(c)	$13,447

Compensation ratio (d):	60.2%			58.0%

Earnings per share (e):
Basic	$0.33	$0.04		$0.37
Diluted	$0.33	$0.04		$0.37

Weighted average number of common shares outstanding (e):
Basic	31,410,337	—	(f)	31,410,337
Diluted	31,410,337	—	(f)	31,410,337

Three months ended September 30, 2008:
Compensation and benefits expense	$60,318	$(2,843	)(a)	$57,475

(Loss) / income before income taxes	$(38,136)	$2,843	(a)	$(35,293)
Income tax (benefit) / expense	$(15,136)	$1,145	(b)	$(13,991)

Net (loss) / income	$(23,000)	$1,698	(c)	$(21,302)

Compensation ratio (d):	112.5%			107.2%

Earnings per share (e):
Basic	$(0.75)	$0.06		$(0.69)
Diluted	$(0.75)	$0.06		$(0.69)

Weighted average number of common shares outstanding (e):
Basic	30,794,738	—	(f)	30,794,738
Diluted	30,794,738	—	(f)	30,794,738

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense / (benefit) represents the elimination of the tax expense / (benefit) resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income / (loss) was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The third quarter 2009 and 2008 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $122,639 and $53,635 respectively.

(e)	Basic and diluted common shares outstanding were equal for each respective period under the two-class method.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
     Our management utilizes these non-GAAP calculations in understanding and analyzing our financial results. Our management believes that the non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.

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
Revenues
  Investment Banking
     Investment banking revenue increased $11.7 million, or 25.5%, to $57.8 million for the three months ended September 30, 2009 compared with $46.0 million for the same period in 2008. Capital markets revenue increased $16.3 million, or 46.0%, to $51.7 million for the three months ended September 30, 2009 compared with $35.4 million for the same period in 2008. The 2009 increase reflects the completion of a record number of equity capital market transactions when 28 capital markets transactions were completed compared with 8 for same period in 2008. M&A and advisory revenue was $6.1 million for the three months ended September 30, 2009 compared with $10.6 million for the same period in 2008. This decrease was primarily due to a decline in completed mergers and acquisitions and the smaller average size of transactions that closed in the third quarter of 2009 compared with the same period in 2008.
  Commissions
     Commissions revenue was $36.6 million for the three months ended September 30, 2009 compared with $54.5 million for the same period in 2008, a decrease of $17.9 million, or 32.9%. U.S. equity commissions were $25.5 million for the three months ended September 30, 2009 compared with $36.8 million for the same 2008 period, a decrease of $11.3 million, or 30.7%, reflecting lower trading volume due to lower levels of market volatility and a less favorable mix of order flow. European equity commissions were $11.1 million for the three months ended September 30, 2009 compared with $17.7 million for the same period in 2008, a decrease of $6.6 million, or 37.3%, reflecting the lower value of most European financial services stocks on which our European commissions are based and the impact of translating our non-U.S. commissions revenues to U.S. dollars at less favorable exchange rates in 2009 compared to 2008.
  Principal Transactions, Net
     Principal transactions, net resulted in revenue of $23.7 million for the three months ended September 30, 2009 compared to a net loss of $53.8 million for the same period in 2008. The net gain in the current quarter reflects the absence of significant negative valuation adjustments on certain financial instruments owned, primarily related to trust preferred backed collateralized debt obligations and related securities, and higher revenue from our fixed income customer business. Our fixed income revenue was $16.2 million for the three months ended September 30, 2009 compared to $3.9 million for the same period in 2008, reflecting strong client-driven activity as credit markets continued to improve. Our equity market making activity resulted in a loss of $2.9 million for the three months ended September 30, 2009 compared to a loss of $1.2 million for the same period in 2008. Trading for our own account, including firm investments, resulted in a net gain of $10.4 million for the three months ended September 30, 2009 compared to a net loss of $6.3 million for the same period in 2008, reflecting an improved trading environment. The change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned was nil for the three months ended September 30, 2009 compared to a loss of $50.6 million for the same period in 2008, reflecting improved market conditions and continued stability of issuer credit quality in the third quarter of 2009. At September 30, 2009, our trust preferred backed collateralized debt obligations and related securities owned were carried at an aggregate fair value of approximately $31 million (or 23% of original par value or an unrealized loss of approximately $103 million).
  Interest and Dividend Income
     Interest and dividend income was $2.7 million for the three months ended September 30, 2009, a decrease of $3.2 million, or 54.9%, compared with $5.9 million for the three months ended September 30, 2008. The decrease was primarily due to significantly reduced interest rates compared with the third quarter of 2008.

  Other
     Other revenues increased $0.8 million to $1.6 million for the three months ended September 30, 2009 compared with $0.8 million for the three months ended September 30, 2008. The increase was primarily due to higher loan portfolio sales fees compared with the third quarter of 2008.
Expenses
  Compensation and Benefits
     Compensation and benefits expense was $73.8 million, an increase of $13.5 million, or 22.4% for the three months ended September 30, 2009 compared with $60.3 million for the three months ended September 30, 2008, reflecting higher revenues. Compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 58.0% in the third quarter of 2009 compared to 107.2% in the same 2008 period. See “-Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
  Brokerage and Clearance
     Brokerage and clearance expense decreased $1.1 million, or 18.2%, to $4.9 million for the three months ended September 30, 2009 compared with $6.0 million for the three months ended September 30, 2008. This decrease was primarily a result of lower trading volume in the third quarter of 2009 compared with the third quarter of 2008.
  Business Development
     Business development expense decreased $0.6 million, or 12.4% , to $4.4 million for the three months ended September 30, 2009 compared with $5.1 million for the same 2008 period. The decrease was primarily due to lower travel and entertainment expenses for the third quarter of 2009 relative to 2008.
  Interest
     Interest expense decreased $0.7 million to $0.1 million for the three months ended September 30, 2009 compared with $0.9 million for the three months ended September 30, 2008. The decrease was primarily due to lower average balances of securities sold under repurchased agreements and short-term borrowings and reduced interest rates in the third quarter of 2009 relative to 2008.
  Income Tax Expense / (Benefit)
     Income tax expense was $9.6 million for the quarter ended September 30, 2009, which resulted in an effective tax rate of 44.7%, compared to an income tax benefit of $15.1 million for the quarter ended September 30, 2008, which resulted in an effective tax rate of 39.7%. The change in the effective tax rate was primarily due to the effect of permanent differences relative to the income / (loss) level.
  Nine months Ended September 30, 2009 Compared with Nine months Ended September 30, 2008
  Overview
     Total revenues increased $100.4 million, or 50.3%, to $300.0 million for the nine months ended September 30, 2009 compared with $199.7 million for the same period in 2008. The increase was primarily due to a swing to a net gain of $51.4 million in principal transactions, net in 2009 compared to net losses of $113.0 million in 2008, an increase of $164.3 million, partially offset by decreases in commissions revenue and investment banking revenue of $44.4 million and $9.4 million, respectively. The principal transactions net losses in 2008 were substantially unrealized losses on trust preferred backed collateralized debt obligations and related securities.
     Total expenses decreased $3.1 million, or 1.1%, to $262.9 million for the nine months ended September 30, 2009 compared with $266.0 million for the same period in 2008. This decrease was due to a decrease in non-compensation expenses of $10.8 million, partially offset by an increase in compensation and benefits expense of $7.7 million.
     We recorded net income of $19.8 million, or $0.55 per diluted share, for the nine months ended September 30, 2009 compared with a net loss of $40.2 million, or $1.31 per diluted share for the nine months ended September 30, 2008. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net income was $23.8 million, or $0.66 per diluted share for the nine months ended September 30, 2009, compared with a net loss of $35.1 million, or $1.14 per diluted share for the same period in 2008. See “-Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

     The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Nine Months Ended
	September 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$126,958	$136,382	$(9,424)	(6.9)%
Commissions	108,466	152,894	(44,428)	(29.1)
Principal transactions, net	51,371	(112,973)	164,344	N/M
Interest and dividend income	6,430	20,351	(13,921)	(68.4)
Investment advisory fees	974	815	159	19.5
Other	5,812	2,189	3,623	165.5

Total revenues	300,011	199,658	100,353	50.3

Expenses:
Compensation and benefits	184,965	177,251	7,714	4.4

Non-compensation expenses:
Occupancy and equipment	16,168	14,579	1,589	10.9
Communications and data processing	21,301	20,632	669	3.2
Brokerage and clearance	12,423	19,079	(6,656)	(34.9)
Business development	10,672	12,971	(2,299)	(17.7)
Interest	361	4,115	(3,754)	(91.2)
Other	17,058	17,373	(315)	(1.8)

Total non-compensation expenses	77,983	88,749	(10,766)	(12.1)

Total expenses	262,948	266,000	(3,052)	(1.1)

Income / (loss) before income taxes	37,063	(66,342)	103,405	N/M
Income tax expense / (benefit)	17,226	(26,105)	43,331	N/M

Net income / (loss)	$19,837	$(40,237)	$60,074	N/M %

N/M — Not Meaningful
  Nine Month Non-GAAP Financial Measures
     The following table reconciles GAAP compensation and benefits expense, income / (loss) before income taxes, income tax expense / (benefit), net income / (loss), compensation ratio and basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008 to these items on a non-GAAP basis for the same respective periods.
     See the section “Three Month Non-GAAP Financial Measures” elsewhere herein for a discussion regarding why management uses non-GAAP measures.

	GAAP	Reconciliation Amount		Non-GAAP
	(dollars in thousands, except per share information)
Nine months ended September 30, 2009:
Compensation and benefits expense	$184,965	$(7,412)	(a)	$177,553

Income before income taxes	$37,063	$7,412	(a)	$44,475
Income tax expense	$17,226	$3,445	(b)	$20,671

Net income	$19,837	$3,967	(c)	$23,804

Compensation ratio (d)	61.7%			59.2%
Earnings per share (e):
Basic	$0.55	$0.11		$0.66
Diluted	$0.55	$0.11		$0.66

Weighted average number of common shares outstanding (e):
Basic	31,390,229	—	(f)	31,390,229
Diluted	31,390,229	—	(f)	31,390,229

Nine months ended September 30, 2008:
Compensation and benefits expense	$177,251	$(8,389)	(a)	$168,862

(Loss) / income before income taxes	$(66,342)	$8,389	(a)	$(57,953)
Income tax (benefit) / expense	$(26,105)	$3,301	(b)	$(22,804)

Net (loss) / income	$(40,237)	$5,088	(c)	$(35,149)

Compensation ratio (d)	88.8%			84.6%

Earnings per share (e):
Basic	$(1.31)	$0.17		$(1.14)
Diluted	$(1.31)	$0.17		$(1.14)

Weighted average number of common shares outstanding (e):
Basic	30,776,870	—	(f)	30,776,870
Diluted	30,776,870	—	(f)	30,776,870

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense / benefit represents the elimination of the tax expense / (benefit) resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income / (loss) was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	The compensation ratio for the nine months ended September 30, 2009 and 2008 were calculated by dividing compensation and benefits expense by total revenues of $300,011 and $199,658, respectively.

(e)	Basic and diluted common shares outstanding were equal for each respective period under the two-class method.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.
     See the section entitled “—Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.

Revenues
Investment Banking
     Investment banking revenue was $127.0 million for the nine months ended September 30, 2009 compared with $136.4 million for the same period in 2008, a decrease of $9.4 million, or 6.9%. Capital markets revenue increased $34.2 million, or 47.9%, to $105.6 million for the nine months ended September 30, 2009 compared with $71.4 million for the same period in 2008. This increase was primarily due to the higher number of equity capital markets transactions that were completed in 2009 compared to the same period in 2008. M&A and advisory revenue was $21.4 million for the nine months ended September 30, 2009 compared with $65.0 million for the same period in 2008, a decrease of $43.6 million. This decrease was primarily due to a decline in completed mergers and acquisitions and the smaller average size of transactions that closed in 2009 compared with the same period in 2008.
Commissions
     Commissions revenue was $108.5 million for the nine months ended September 30, 2009 compared with $152.9 million for the same period in 2008, a decrease of $44.4 million, or 29.1%. U.S. equity commissions were $79.9 million for the nine months ended September 30, 2009 compared with $99.9 million for the same period in 2008, a decrease of $20.0 million, reflecting lower trading volume and less favorable mix of order flow. European equity commissions were $28.6 million for the nine months ended September 30, 2009 compared with $53.0 million for the same period in 2008, a decrease of $24.4 million, reflecting the lower value of most European financial services stocks on which our European commissions are based and the impact of translating our non-U.S. commissions revenues to U.S. dollars at less favorable exchange rates.
Principal Transactions, Net
     Principal transactions, net resulted in revenue of $51.4 million for the nine months ended September 30, 2009 compared to a net loss of $113.0 million for the same period in 2008. The return to a net gain in the current period reflects the absence of significant negative valuation adjustments on financial instruments owned, primarily related to trust preferred backed collateralized debt obligations and related securities and higher revenue from our fixed income customer business. Our fixed income customer business resulted in revenue of $38.7 million for the nine months ended September 30, 2009 compared to $3.3 million for the same period in 2008, reflecting the strong client-driven activity as credit markets improved. Equity market making activity resulted in a loss of $5.4 million for the nine months ended September 30, 2009 compared to a loss of $4.7 million for the same period in 2008. Trading for our own account, including firm investments, resulted in a net gain of $18.1 million for the nine months ended September 30, 2009 compared to a net loss of $16.4 million for the same period in 2008, reflecting an improved trading environment. The change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned was nil for the nine months ended September 30, 2009 compared to a loss of $95.6 million for the same period in 2008, reflecting a sale of a trust preferred security, improved market conditions and stabilization of issuer credit quality.
Interest and Dividend Income
     Interest and dividend income was $6.4 million for the nine months ended September 30, 2009 compared with $20.4 million for the same period in 2008, a decrease of $13.9 million, primarily due to reduced interest rates in 2009 compared with the same period in 2008.
Other
     Other revenues increased $3.6 million, or 165.5%, to $5.8 million for the nine months ended September 30, 2009 compared with $2.2 million for the same period in 2008. The increase was primarily due to higher loan portfolio sales fees in 2009 compared with the same period in 2008.
Expenses
Compensation and Benefits
     Compensation and benefits expense was $185.0 million for the nine months ended September 30, 2009 compared with $177.3 million for the same period in 2008, an increase of $7.7 million, or 4.4%. Compensation and benefits as a comparative percentage of total revenue after deducting the expenses associated with the IPO restricted stock awards was 59.2% in the first nine months of 2009 compared to 84.6% for the same period in 2008 period. See “—Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Occupancy and Equipment
     Occupancy and equipment expense was $16.2 million for the nine months ended September 30, 2009, an increase of $1.6 million, or 10.9%, compared with $14.6 million for the same period in 2008, primarily due to higher rent expense.
Brokerage and Clearance
     Brokerage and clearance expense decreased $6.7 million, or 34.9%, to $12.4 million for the nine months ended September 30, 2009 compared with $19.1 million for the same period in 2008. This decrease was primarily a result of lower trading volume in 2009 compared with the same period in 2008.
Business Development
     Business development expense decreased $2.3 million, or 17.7%, to $10.7 million for the nine months ended September 30, 2009 compared with $13.0 million for the same period in 2008. The decrease was primarily due to lower travel and entertainment expenses.
Interest
     Interest expense decreased $3.8 million to $0.4 million for the nine months ended September 30, 2009 compared with $4.1 million for the same period in 2008. The decrease is primarily due to lower average balances of securities sold under repurchased agreements and short-term borrowings and reduced interest rates in 2009 relative to the same period in 2008.
Income Tax Expense/ (Benefit)
     Income tax expense was $17.2 million for the nine months ended September 30, 2009, which resulted in an effective tax rate of 46.5%, compared with an income tax benefit of $26.1 million for the same period in 2008, which resulted in an effective tax rate of 39.3%. The change in the tax rate reflects the effect of permanent differences relative to the income / (loss) level.

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
     Based on these criteria, we believe the following to be our critical accounting policies:
Fair Value of Financial Instruments
     We account for financial instruments that are being measured and reported on a fair value basis in accordance with FASB Accounting Standards Codification™ (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between current market participants at the measurement date.” See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of fair value of financial instruments.
     ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. We applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value prior to the fair value option election in accordance with the AICPA Audit and Accounting Guide — Brokers And Dealers In Securities (ASC 940).
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices, such as listed equities and options, and convertible preferred stock. This category may also include U.S. Government and agency securities for which we typically receive independent external valuation information.
     Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily a market approach. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, residential mortgage-backed securities, rated collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, certain preferred stock and convertible debt.
     Fair value of corporate debt, residential mortgage-backed securities, preferred stock and convertible debt classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency. Fair value of rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.
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
     Fair value of banking and insurance company trust preferred and capital securities was determined by utilizing a market spread method for each of the individual trust preferred and capital securities utilizing credit spreads for secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions based on certain assumptions. The key market inputs in this method are the discount margins, market spreads applied and the yield expectations for similar instruments.
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
     Our Level 3 assets were $91.6 million as of September 30, 2009, which represented approximately 14% of total assets and approximately 49% of total assets measured at fair value.
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
Fair Value of Financial Instruments Control Process
     We employ a variety of control processes to validate the fair value of our financial instruments, including those derived from utilizing valuation techniques. Individuals outside of the trading departments obtain independent prices, as appropriate. Where a valuation technique is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the valuation technique. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews by personnel with relevant expertise who are independent from the trading desks, including involvement by senior management.
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
     We apply ASC 740, Income Taxes, which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance prescribed by ASC 740.
Contractual Obligations
     As of September 30, 2009, our contractual obligations with respect to operating leases and partnership commitments have not significantly changed since December 31, 2008.
Off-Balance Sheet Arrangements
     In the normal course of our proprietary trading activities, we may enter into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options, futures contracts and mortgage-backed to-be-announced securities (“TBAs”), contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options are conducted through regulated exchanges, which clear and guarantee performance of counterparties. As described in Item 3 — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.
     We are a member of various exchanges that trade and clear securities, options or futures contracts. As a member of these exchanges, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. To mitigate these performance risks, the exchanges often require members to post collateral as well as meet minimum financial standards. While the rules governing different exchange memberships vary, our guarantee obligations generally would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. We have not recorded any contingent liability in our consolidated financial statements for these agreements and currently believe that any potential requirement to make payments under these agreements is remote.

Recently Issued Accounting Standards, Not Yet Adopted
     In September 2009, FASB issued Accounting Standard Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). ASU No. 2009-12 provides amendments to ASC 820, Fair Value Measurements and Disclosures, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in ASU No. 2009-12 permit, as a practical expedient, a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment (or its equivalent). The amendments in ASU No. 2009-12 also require additional disclosures by major category of investment, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. We expect additional disclosure requirements related to certain financial instruments as a result of the implementation of ASU No. 2009-12 but do not expect it to have a material effect on the consolidated financial statements.
     In June 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is a revision to FASB Interpretation No. 46(R) (ASC 810), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact to the consolidated financial statements of adopting this standard.
     In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 166 is a revision to Statement No. 140 (ASC 860), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We do not expect the implementation of this standard to have a material effect on the consolidated financial statements.
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
     We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of September 30, 2009, we had liquid assets of $352.8 million, primarily consisting of cash and cash equivalents and receivables from clearing brokers. From time to time, we may obtain a short term subordinated loan from one of our clearing brokers to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.
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
     At September 30, 2009, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $139.9 million, or $135.6 million in excess of the minimum required net capital.
     KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $36.0 million exceeded the capital resources requirement by approximately $27.1 million at September 30, 2009.
Cash Flows
     Nine months ended September 30, 2009. Cash decreased $15.1 million during the nine months ended September 30, 2009, primarily due to negative cash flows from operating and financing activities.
     Net income, after adjusting for non-cash expense and revenue items of $31.2 million, provided cash of $51.0 million. The non-cash items consisted of expenses of $28.5 million resulting from the amortization of stock based compensation expenses, $3.6 million related to depreciation and amortization expense and $0.9 million related to deferred income tax benefit. Cash of $75.7 million was used as a result of an increase in operating assets, primarily attributable to increases related to financial instruments owned, at fair value of $57.1 million and receivables from clearing brokers of $42.1 million, partially offset by a $31.3 million decline in income taxes receivable. Cash of $14.8 million was provided by an increase in operating liabilities, primarily attributable to increases in financial instruments sold, not yet purchased, at fair value and income taxes payable of $27.3 million and $10.6 million, respectively, partially offset by a $31.5 million reduction in short-term borrowings.
     We used $3.6 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $5.1 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.
     Nine months ended September 30, 2008. Cash decreased $17.1 million in the nine months ended September 30, 2008, primarily due to negative cash flows from operating activities.
     Our operating activities used $10.1 million of cash due to a net loss of $40.2 million, adjusted for non-cash revenue and expense items of $12.5 million, and cash used to decrease operating liabilities was $205.7 million, offset by cash provided from operating assets of $223.3 million. The non-cash items consisted of amortization of stock-based compensation related to restricted stock of $24.6 million, deferred income tax benefits of $15.7 million and depreciation and amortization expense of $3.6 million. Cash used from the decreases in operating liabilities consisted primarily of decreases in securities sold under repurchase agreements of $71.6 million, accounts payable, accrued expenses and other liabilities of $66.7 million, financial instruments sold, not yet purchased, at fair value of $39.0 million and short-term borrowings of $33.6 million. The increase in cash provided by operating assets was primarily attributable to decreases in financial instruments owned, at fair value of $170.7 million and receivables from clearing broker of $52.1 million.
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
     The following table sets forth our monthly high, low and average long/short financial instruments owned for the nine months ended September 30, 2009:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$79,738	$31,691	$44,532
Corporate and other debt	$76,933	$36,742	$51,569
Mortgage-backed securities	$29,545	$—	$3,428
Other investments	$40,302	$34,893	$36,667
Short Value:
Equities	$34,463	$11,162	$20,058
Corporate debt	$3,855	$—	$689
U.S. Government and agency securities	$7,957	$—	$1,085
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
Credit Risk
     We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client’s ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our Clearing Agreements with Pershing LLC and Pershing Securities Limited, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations. In these situations, we may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. We seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

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
     On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”). The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers. The Second Complaint makes substantially the same allegations as the complaint described above. Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously. On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing. The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.
ITEM 1A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the quarter ended September 30, 2009.
     The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2009:

Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)(2)	per Share	Programs	or Programs

July 1, 2009 to July 31, 2009	—	—	—	—
August 1, 2009 to August 31, 2009	—	—	—	—
September 1, 2009 to September 30, 2009	67,040	$32.24	—	—

Total	67,040	$32.24	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program. The purchased shares consist of cancelled shares of restricted stock in satisfaction of withholding tax requirements.

(2)	All shares were immediately retired upon purchase by us.
ITEM 3. Defaults Upon Senior Securities
     None.

ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     On December 31, 2008, KBW, Inc. (the “Company”) had entered into Amended and Restated Employment Agreements (the “Employment Agreements”) with each of John G. Duffy, Thomas B. Michaud, and Andrew M. Senchak, all senior executive officers of the Company. Each of the Employment Agreements was an amendment and restatement of an earlier agreement that had originally been entered into with each such executive in connection with the Company’s initial public offering. The expiration date for each of the Employment Agreements is November 8, 2009.
     In light of the upcoming expiration date, the independent compensation committee of the Company’s board of directors (the “Committee”) determined it to be in the best interests of the Company and its stockholders to extend the expiration date for a limited interim period. Such limited extension was intended to allow the benefit of these contractual agreements to continue to inure to the Company and the officers, and at the same time afford the Committee adequate time to thoroughly review current industry standards for executive employment agreements, consult with outside experts to the extent deemed necessary or advisable, and negotiate and enter into new agreements with such executives on terms that are reasonable and acceptable to the Committee. Consequently, at its meeting on November 3, 2009, the Committee authorized and directed the Company to enter into amendments to the Employment Agreements (the “Amendments”) which extend the expiration date to January 31, 2010, and also approved the retention of an independent compensation consultant to assist the Committee with this matter.
     The Company and each of the three executive officers entered into the Amendments on November 4, 2009. Each Amendment is included as an exhibit to this Form 10-Q.
ITEM 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2009

KBW, INC.
By:	/s/ JOHN G. DUFFY
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
	Name:	Robert Giambrone
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Amendment, dated November 4, 2009, to the Amended and Restated Employment Agreement with John G. Duffy and KBW, Inc., dated as of December 31, 2008.

10.2*	Amendment, dated November 4, 2009, to the Amended and Restated Employment Agreement with Thomas B. Michaud and KBW, Inc., dated as of December 31, 2008.

10.3*	Amendment, dated November 4, 2009, to the Amended and Restated Employment Agreement with Andrew M. Senchak and KBW, Inc., dated as of December 31, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management or compensatory arrangement.