Form 10-K
period 2009-12-31
KBW, INC.
filed 2010-02-26
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number 001-33138
KBW, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4055775
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2009 was approximately $922 million. For purposes of this information, the then outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of February 19, 2010 was 35,482,976 which number includes 4,054,973 shares representing unvested restricted stock awards and excludes 1,046,448 shares underlying vested restricted stock units.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2010 annual meeting of stockholders to be held on June 14, 2010 are incorporated by reference in this Form 10-K. Such definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2009.

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

ii

When we use the terms “KBW,” “KBW, Inc.,” “the Company,” “we,” “us” and “our,” we mean the combined business of KBW, Inc., a Delaware corporation, and of its consolidated subsidiaries, unless the context otherwise indicates. KBW, Inc. became the holding company for all other subsidiary operating companies in August 2005. Prior to August 2005, Keefe, Bruyette & Woods, Inc., now an operating subsidiary, was the parent company and references to “KBW” or the “Company” or “we”, “us” and “our” prior to August 2005 refer to the consolidated company structure prior to that date. All data provided herein is as of or for the period ended December 31, 2009 unless otherwise expressly noted.

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

Within our full service business model, our focus includes bank and thrift holding companies, banking companies, thrift institutions, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts (“REITs”), consumer and specialty finance firms, financial processing companies and securities exchanges. As of December 31, 2009, our research department covered an aggregate of 543 financial services companies, including 439 companies in the United States and 104 in Europe. Our revenues are derived from a broad range of products and sectors within the financial services industry.

We have traditionally emphasized serving investment banking clients in the small and mid cap segments of the financial services industry, market segments that we believe have traditionally been underserved by larger investment banks. We are dedicated to building long-term relationships and growing with our clients, providing them with capital raising opportunities and strategic advice at every stage of their development. We have continued to provide services to many of our clients as they have grown to be large cap financial institutions. The dislocation among competitors during the financial crisis altered traditional relationships and expanded opportunities to provide capital markets and advisory services to large cap companies who were not previously clients. We have also provided financial advisory services to large cap financial services companies who were not previously long-term investment banking clients.

The global financial crisis that began in late 2007 has continued to dramatically affect the financial services industry. In 2008, there were 25 failed banks in the U.S. with assets totaling $374 billion. In 2009, there were 140 failed U.S. banks with assets totaling $170 billion. During 2009 there was a significant amount of capital markets activity as financial institutions sought to access increasingly stable markets in their efforts to recapitalize their balance sheets, pay off government assistance under the TARP program, and, in some cases, position themselves to take advantage of acquisition opportunities that were developing. We believe we are well positioned to serve those companies that seek our services in accessing capital markets and finding opportunities for growth.

We have created a number of multi-disciplinary work groups in an effort to enhance our ability to serve our customers and clients in the current economic environment. These groups help us to rapidly communicate information and share ideas within the Company on public and private market trends and issues and to assess the private and governmental responses to developing issues. Through these work groups, within regulatory permitted limitations, we can coordinate communication of these ideas to clients. One of these groups, the Washington Working Group, brings together representatives of various departments with a goal of leveraging our relationships in various governmental agencies. We believe that sharing ideas within the Company and among customers and providing feedback to these agencies will improve the implementation of various government programs and provide added value for customers trying to navigate the uncertain regulatory environment. We also invest in privately placed securities and limited partnerships for strategic purposes and make strategic principal investments in publicly traded securities.

Our wholly-owned operating subsidiaries are comprised of a U.S. registered broker-dealer, Keefe, Bruyette & Woods, Inc., a U.S. registered investment advisor, KBW Asset Management, Inc. and Keefe, Bruyette & Woods Limited, an investment firm authorized and regulated by the U.K. Financial Services Authority. We have nine broker-dealer offices with our headquarters in New York and other offices in Atlanta, Boston, Chicago, Hartford, Houston, Richmond (Virginia), San Francisco, and London. We recently hired a number of experienced personnel in Hong Kong and Tokyo in sales and trading, research and capital markets, who will form the core of our new wholly-owned subsidiary, Keefe, Bruyette & Woods Asia Limited. We have applied for a license from the Hong Kong Securities and Futures Commission and expect to commence operations in the first quarter of 2010. We have also hired sales and trading personnel in New York and London who will focus on customers interested in investing in Asian securities. Our asset management company is located in New York in the same building as our headquarters. Due to the integrated nature of financial markets, we manage our business based on the enterprise as a whole. We do not present revenues by geographic region, as such presentation is impracticable.

Our company was directly affected by the tragedies of September 11, 2001. Our headquarters in the World Trade Center was destroyed and 67 employees, nearly half of our New York staff, perished that day. Five of our nine board members, including our co-CEO and Chairman, died. The employees of several departments, including equity trading and fixed income sales and trading and research, were nearly completely lost. Despite these losses, the depth of experience and longevity of our employee base and their personal commitment to rebuilding our company left us with people with the knowledge and commitment to continue, renew and significantly grow our business. After September 11, 2001, we actively reconstituted and grew our company from 157 surviving employees to 518 employees as of December 31, 2009. As we have added new personnel and businesses, management has strived to continue the nearly half-century old tradition of camaraderie among employees, while providing “best in class” service to customers.

Our Principal Businesses

Investment Banking

Our investment banking practice provides a broad range of investment banking services to bank and thrift holding companies, banks and thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, REITs, consumer and specialty finance firms, financial processing companies and securities exchanges. The services we currently provide include:

•	M&A and other strategic advisory services, and

•	Equity and fixed income securities offerings.

Our investment banking practice is based on long-term relationships developed by the department’s professionals operating from our offices in New York, London, Chicago, Houston, Richmond (Virginia), and San Francisco. The locations of our U.S. offices enable us to identify local and regional opportunities and provide clients with locally-based services, while keeping in close touch with developments in major financial centers and leveraging product expertise largely headquartered in New York and London. We believe this will be enhanced by adding knowledge and expertise in Asia. Our international presence enables us to act on opportunities for financial companies on an international basis for investment and transactional purposes. We strive to offer our clients a high level of attention from senior personnel and have designed our organizational structure so that our investment bankers who are responsible for securing and maintaining client relationships actively participate in related transaction execution services to those clients.

We believe that our focus on the financial services industry and the depth of our professionals’ experience have enabled us to respond creatively and effectively when traditional solutions fall short of achieving a client’s goals. For example, for customers seeking to raise additional equity capital in the current market environment, we have been actively communicating with Federal regulators and the private investment community to develop terms on which private investors may invest in or acquire companies or assets. During 2009, many capital raising transactions that we participated in involved significant investment from the private investment community. Knowledge of the developing practices and policies of regulators, and the establishment of lines of communication with such regulators, have been critical to the success of these transactions.

Our investment banking business is currently structured to serve three segments of the financial services industry: banks and thrifts, insurance, and diversified finance (which includes all other types of financial service businesses, such as REITs, broker dealers, asset managers, mortgage banks, and consumer and specialty finance firms). The department is currently in the process of realigning its coverage of commercial real estate companies into a real estate group. We remain a leading authority on mutual and thrift conversions. Our focus is on small and mid cap companies, although we have increasingly provided services to large cap companies, reflecting the growth of our long term clients and opportunities that have arisen as large cap companies have sought access to our knowledgeable institutional customer base in capital markets offerings and independent specialized advice. We seek to build lasting relationships with clients by providing a range of services through the many stages of their development. As these companies grow and mature, we attempt to sustain these relationships through equity and debt securities offerings, sales and trading providing access to institutional investors with a focus on financial services, and strategic advisory services. Many of these clients are also natural candidates for coverage by our research department. Our execution capabilities and range of service offerings enable us to continue serving these companies as they engage in more complex capital markets and strategic transactions.

M&A and Strategic Advisory Services.  We provide a broad range of advice to our clients in relation to mergers, acquisitions and similar corporate finance matters and are positioned to be involved at each stage of these transactions, from initial structuring to final execution. We have consistently been among the top ranking M&A advisors for companies in the financial services industry. The current economic conditions have resulted in a significant reduction in M&A activity for depositary and other financial institutions as asset valuations remain very uncertain. However, a number of the recent capital markets transactions have been undertaken to position healthier companies to pursue consolidation opportunities that may develop, including those where assets or institutions may be purchased from, or with the assistance of, government regulators. Our advisement and related services to clients considering potential acquisitions of a target company or certain of its assets may include:

•	evaluating potential acquisition targets,

•	providing valuation analyses,

•	evaluating and proposing financial and strategic alternatives,

•	rendering, if appropriate, fairness opinions,

• providing advice regarding the timing, structure and pricing of a proposed acquisition, and

• assisting in negotiating and closing the acquisition.

Our advisement and related services to clients contemplating the sale of their entire company or certain of their businesses or assets may include:

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

Our strategic advisory services also include more specialized advisory assignments, such as divestitures, hostile takeover defenses and special committee assignments. Fees for advisory services may be based on a flat fee, based on the value of the transaction, or based on a combination of the two. It is common for portions of fees to be payable upon the occurrence of certain events, such as deal announcement, rendering of fairness opinions, mailing of proxy or other deal solicitation documents and closing. The majority of total fees are paid usually upon the successful completion of a transaction.

Capital Raising Services.  Capital raising is especially important in the financial services industry, and we have traditionally been one of the leading underwriters in such transactions. Many of our clients, such as banks, thrifts, brokerage firms and insurance companies operate under statutes or regulations that require the maintenance of certain capital levels in order to provide many of their services. We act as underwriter and placement agent in both public and private offerings of equity and debt securities.

Capital raising requires the close global coordination of our investment banking practice, our capital markets department and our equity and fixed income sales and trading departments. Investors in financial services companies often consider equity, fixed income and hybrid investments. During 2009, we consolidated our equity and fixed income capital markets groups, which operate globally, in order to coordinate opportunities and transactions across various operating subsidiaries. Our capital markets group works with the investment banking department in efforts to obtain capital markets investment banking mandates and also coordinate with syndicate departments of other investment banks in obtaining underwriting and co-manager roles. By coordinating these capital raising services, we introduce companies seeking to raise capital to customers that we believe will be supportive, long term investors. In addition, the ability to provide after market support as a leading market maker or significant trader of listed securities, is a critical factor in receiving public equity capital raising assignments.

During 2009, equity capital markets transactions at the Company were at a record level, reflecting the efforts of companies to recapitalize in the revitalized capital markets and our important position in this sector. We believe that, while our market share of financial services industry transactions is significant, there is still an opportunity for growth in this area.

Equity and Fixed Income Sales and Trading

Equity Sales and Trading.  Our institutional equity sales team serves clients out of our New York, London, Boston, Hartford, Atlanta and San Francisco offices. Our Hong Kong office will also provide such services to largely institutional professional investors. Unlike many of our larger, less specialized competitors, all of our sales representatives are specifically trained in the analysis of financial services companies. Our sales and trading team provides specialized services, including value-added, industry and sector-specific trading expertise, research and access to capital markets transactions. Through an extensive use of sector-focused presentations and transaction-related teach-ins, we have emphasized educating our sales force as we have expanded our business model to include additional sectors of the financial services industry.

We have access to all major exchanges in the United States and Europe. As of December 31, 2009, our U.S. equity trading team made markets in over 950 Nasdaq and NYSE listed financial services stocks, convertible securities and warrants and consistently ranks among the top traders of financial services securities.

We maintain relationships with many of the world’s largest institutional investors including both domestic and international investment advisors, banks, mutual funds, hedge funds, pension funds and insurance companies.

Our equity sales group provides institutional customers with significant access to company managements and our research analysts. This is accomplished through our many industry-focused conferences, roadshow access for capital markets transactions, and a combination of management marketing days, including marketing trips, group meetings and field trips, along with analyst marketing trips and “Best Ideas” presentations and our annual investor idea “Bruyette Dinners.”

We have been an active participant in corporate repurchase programs for small, mid and large cap companies. We have also been willing to commit our capital to participate in “bought” deals and accelerated share repurchase programs.

Fixed Income Sales and Trading.  Our fixed income group conducts sales and trading operations in New York with sales branches in Boston, Chicago, Hartford and San Francisco. We trade and underwrite a wide range of fixed income securities, including mortgage-backed securities, U.S. Treasury and Federal Agency securities, a wide array of corporate bonds and preferred stock, including those issued by banks, insurance companies, REITs, and finance companies, including trust preferred or other capital securities and collateralized debt obligations comprised of such securities and bank-qualified municipal securities.

Our loan portfolio sales group has provided valuation support services to our effort to work with the government and private investors on bank recapitalizations. The group is also actively involved in assisting the government in the disposition of assets acquired by failed financial institutions. The ability to offer valuation services for loan portfolios has been an important element in helping investors understand opportunities related to capital markets transactions for financial institutions who own significant portfolios of these assets. Our financial balance sheet management group provides valuations and restructuring strategies for the full range of securities and loans, including those loans which are sub-performing, non-performing and charged-off.

Research

As of December 31, 2009, our research covered 543 domestic and international financial services companies such as bank and thrift holding companies, banks, thrifts, REITs, and specialty finance, insurance and securities firms and securities exchanges. Our research group follows nearly all of the financial services industry companies in the S&P 500 and Dow Jones STOXX 600 Index, as well as hundreds of other U.S. and European financial services companies on a daily basis. Our research provides the foundation for seven widely followed domestic industry indices: the KBW Bank Index (BKX), the KBW Regional Banking Index (KRX), the KBW Insurance Index (KIX), the KBW Capital Markets Index (KSX), the KBW Mortgage Finance Index (MFX), the KBW Premium Yield Equity REITs Index (KYX), and the KBW Property & Casualty Index (KPX). The first five indices are also used in widely traded exchange traded funds and exchange traded options under licenses from us. Similarly, our London based research team provides the foundation for the five European financial indices and a Global financial index. These include: the KBW European Large-Cap Banking Index (KEBI-Euros and KEBID-US Dollars); the KBW European Mid & Small-Cap Banking Index (KMBI-Euros and KMBID-US Dollars); the KBW European Insurance Index (KEII-Euros and KEIID-US Dollars); the KBW Miscellaneous Financials Index (KMFI-Euros and KMFID-US Dollars); the KBW Emerging European Financials Index (KEEI-Euros and KEEID-US Dollars) and the KBW Global Financials (ex-U.S.) Index (KGX-US Dollars).

In recent years we have maintained our position as a leading research provider in the financial services sector. We believe that our effort is rewarded in enhancing our reputation and the value of our market franchise and in attracting sales and trading customers seeking specialized research. The expansion of coverage to Asian financial companies will expand our global research presence.

The expansion of our research coverage is an integral part of the expansion of our investment banking and sales activities. This model initially supported our growth in the banking industry, followed by our growth into insurance and diversified financials, and in recent years, REITs, commercial real estate operating companies and home builders. It was an integral part of the development of our European operations.

Our U.S. based research analysts covered the equity securities of 439 companies in the United States as of December 31, 2009. Our U.S. equity coverage as of December 31, 2009 is summarized in the following table:

Number of
Sector	Companies

Banks and Thrifts Regional Banks and Thrifts	169
Large Cap Banks and Thrifts	17
Trust and Custody Banks	3

Total	189

Insurance Property Casualty Insurance	56
Life Insurance	15
Other Insurance	8

Total	79

Diversified Financials Equity REITs	53
Specialty Finance	32
Asset Managers	18
Broker Dealers	18
Mortgage Finance	14
Exchange & Order Execution	11
Processing/Business Information	8
Financial Guarantors	6
REOC’s	6
Homebuilders	3
Capital/Derivative Markets	2

Total	171

Total U.S. Companies under coverage	439

Our U.S. research team covers all segments of market capitalization across the financial services industry. The median market capitalization of companies covered in the United States is approximately $910 million.

Our European research team covers 104 companies in diverse portions of the financial services sector predominantly in various countries in Europe and emerging markets. The group covers 53 banks, including 50 commercial banks and three investment banks; 38 insurance companies, including 28 European insurers, four reinsurance companies and six integrated Lloyd’s of London market vehicles. The group also covers diversified financial companies including consumer finance companies, securities exchanges, private banks and asset managers.

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

Asset Management

KBW Asset Management, Inc. (“KBWAM”) is a registered investment adviser focused on investments in the securities of financial services companies. We are the advisor to a hedge fund and a private equity fund. As of December 31, 2009, KBWAM had approximately $79.1 million in assets under management, including committed capital for unaffiliated clients.

Employees

As of December 31, 2009, we had 518 employees. None of our employees are represented by any collective bargaining agreements. We have not experienced any work stoppages and believe that our relationship with our employees is good.

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

Many of our largest competitors were materially negatively affected by the global financial crisis. Certain of our larger competitors ceased to do business as a result of the crisis, while others merged, obtained substantial government assistance, and changed their business models and regulatory status, including becoming bank holding companies. There are a number of proposals which may limit the ability of certain large financial institutions to conduct certain activities or provide certain services which currently compete with us. Nevertheless, it is likely that many of these companies will continue to have resources and product offerings which continue to have a competitive impact on us.

In our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies and in the recruitment and retention of asset management professionals.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws. Keefe, Bruyette & Woods, Inc. (“Keefe”), our wholly owned subsidiary, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Accordingly, Keefe is subject to regulation and oversight by the SEC and the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization which is subject to oversight by the SEC and adopts, and enforces rules governing the conduct, and examines the activities, of their member firms. State securities regulators also have regulatory or oversight authority over Keefe. FINRA was created in July 2007 through the consolidation of the NASD and the member regulation, enforcement and arbitration functions of the New York Stock Exchange. Pending finalization of a single regulatory scheme, FINRA continues to enforce the rules of both the NASD and NYSE. Because of its status prior to the creation of FINRA as a regulatory member of the New York Stock Exchange and member of the NASD, Keefe is subject to FINRA regulations and to both previous sets of regulation. Our U.S. business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate. Keefe, Bruyette & Woods Limited, our U.K. broker-dealer subsidiary, is authorized and regulated by the U.K. Financial Services Authority. Keefe, Bruyette & Woods Asia Limited will be subject to licensing and regulation by the Hong Kong Securities and Futures Commission, and potentially other Asian regulatory bodies in countries where it may conduct business.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Keefe is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to FINRA for certain withdrawals of capital. There are also financial resources requirements of the Financial Services Authority in the United Kingdom that apply to Keefe, Bruyette & Woods Limited and of the Hong Kong Securities and Futures Commission that will apply to Keefe, Bruyette & Woods Asia Limited.

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

Executive Officers

Our executive officers and their ages and titles as of December 31, 2009 are set forth below.

John G. Duffy (60).  Mr. Duffy has been Chairman, Chief Executive Officer and a director of KBW, Inc. since its formation in August 2005. He joined us in 1978 as manager of our Bank Watch Department evaluating credit ratings for financial institutions nationwide. He became a director of Keefe Bruyette & Woods, Inc., our wholly-owned registered broker-dealer subsidiary (“Keefe”), in 1990, was named its Co-CEO and President in 1999 and its Chairman and CEO in 2001. Prior to that, Mr. Duffy was Executive Vice President in charge of Keefe’s Corporate Finance Department. He is a graduate of the City College of

New York. Mr. Duffy serves on the Board of Trustees of the Michael Smurfit Graduate School of Business, University College in Dublin, Ireland, as well as St. Michael’s College in Colchester, Vermont. In addition, he is a trustee of The Ursuline School in New Rochelle, New York and Cardinal Hayes High School in Bronx, New York and is a director of the American Ireland Fund. He also serves on the Advisory Council of the Weissman Center for International Business at Baruch College.

Andrew M. Senchak (62).  Mr. Senchak has been President, Vice Chairman and a director of KBW, Inc. since its formation in August 2005. He has been with our Investment Banking Department since 1985. In 1997 he became a director of Keefe as well as head of the Investment Banking Department, and was elected its Vice Chairman and its President in 2001. Mr. Senchak stepped down as President of Keefe in 2006. Prior to joining the firm Mr. Senchak taught Economics at Rutgers University and spent two and a half years in Brazil with the Peace Corps. He received a B.A. in Liberal Arts from Lafayette College and earned a Ph.D. in Economics from Columbia University. Mr. Senchak is a member of the Board of Trustees of the National September 11 Memorial and Museum at the World Trade Center, the KBW Family Fund and the MacDowell Colony. He is also on the board of WeatherWise USA, Inc.

Thomas B. Michaud (45).  Mr. Michaud has been Chief Operating Officer, Vice Chairman and a director of KBW, Inc. since its formation in August 2005. Mr. Michaud’s primary responsibilities with the firm are to oversee our sales and trading businesses. He began his career with us in 1986 as a credit trainee in the Bank Watch Department and transferred to the Research Department before joining our Equity Sales Team in 1988. He was named Director of Equity Sales and Executive Vice President in 1999. He became a director of Keefe in 1999 and its Vice Chairman and Chief Operating Officer in 2001. He was elected President of Keefe in 2006. Mr. Michaud is a graduate of Middlebury College and earned an M.B.A. from the Stern School of Business at New York University. From 1994 until 2001 he was an elected member of the Representative Town Meeting of the Town of Greenwich, Connecticut. The Representative Town Meeting is the legislative body for the Town of Greenwich. He is also a member of the Board of Advisors of the Greenwich Chapter of the American Red Cross.

Robert Giambrone (55).  Mr. Giambrone has served as our Chief Financial and Administrative Officer and as an Executive Vice President since 2002. Prior to joining us, Mr. Giambrone was an Executive Director of the Asset Management Division of Morgan Stanley from 1995 to 2002. Mr. Giambrone was a director of KBW, Inc. from April 2006 until completion of its IPO in November 2006.

Mitchell B. Kleinman (55).  Mr. Kleinman has served as General Counsel of Keefe since 1998, as an Executive Vice President of Keefe since 2002 and as General Counsel and an Executive Vice President of KBW, Inc. since its formation in August 2005. Prior to joining Keefe, Mr. Kleinman was a partner in the law firm of Brown & Wood LLP (now Sidley Austin LLP).

Item 1A.	Risk Factors.

Risks Related to Our Business

Uncertain economic conditions have continued to adversely affect the financial services industry, which is the industry on which we focus.

We focus on the financial services industry, which has experienced unprecedented change and volatility in recent years. Since 2008, several large securities, insurance and finance firms in the United States and elsewhere have failed outright or have been acquired by other financial institutions, often in distressed sales. Others received substantial government assistance and in certain cases continue to function with substantial government equity and oversight. During 2009, several additional large industrial and financial companies declared bankruptcy, in some cases after receiving government assistance, including General Motors Corp., Chrysler LLC and CIT Group Inc. In 2008, there were 25 failed banks in the U.S. with assets totaling $374 billion. In 2009, the number of failed banks increased to 140, with total assets of $170 billion. In the U.S., where our principal businesses are conducted, depressed home prices and consumer and commercial credit concerns have continued to contribute to uncertainties in the value of related asset categories. Concern about the stability of financial markets and the strength of counterparties has caused many traditional sources of credit, such as banks, securities firms and insurers, as well as institutional and private investors, to reduce or cease providing funding to borrowers. Although financial markets began to stabilize during 2009, reflecting government measures to stabilize the financial markets and recapitalize major financial institutions, it is still not possible to predict the long term impact of these factors.

The economic uncertainties affecting the financial industry may continue to change or delay the plans of our clients to conduct capital markets transactions and may delay or slow consolidation in the industry. This factor and/or a continuation or worsening of current conditions may cause us to face some or all of the following risks:

•	The number of M&A transactions where we act as adviser could continue to be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets and difficulties in obtaining financing. Reduced merger consideration because of lower valuations of financial service companies may also reduce our fees to the extent they are based on a percentage of merger consideration. Also, these conditions could increase the execution risk in M&A transactions where we act as an adviser.

•	Our opportunity to act as underwriter or placement agent in equity and debt offerings could be adversely affected by volatile equity or debt markets.

•	We may experience losses in securities trading and investment activities or as a result of write downs in the value of financial instruments that we own as a result of deteriorations in the businesses or creditworthiness of the issuers of such financial instruments.

•	We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed sales and trading or investment banking services to honor ongoing obligations such as settlement obligations relating to securities transactions and indemnification or expense reimbursement agreements.

•	Any plans for expansion outside of the United States of our client base or the services we provide, particularly, as a result of uncertainties in Europe, through our existing United Kingdom (“UK”) subsidiary, may be delayed or impaired.

•	Competition in our investment banking, sales and trading businesses could intensify as a result of the increasing pressures on financial services companies.

•	Our industry could face increased regulation as a result of legislative or regulatory initiatives.

•	Government intervention may not succeed in stabilizing the financial and credit markets and may have negative consequences for our business.

Lack of sufficient liquidity or access to capital could impair our business and financial condition.

Historically, we have satisfied our need for funding with revenue from our operating and financing activities. As a result of the low level of leverage which we have traditionally employed in our business model, we have not been forced to significantly curtail our business activities and we believe that our capital resources are currently sufficient to continue to support our current business activities. In the event existing financial resources did not satisfy our needs, we might have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry. Similarly, our access to funds may be impaired if regulatory authorities take significant action against us.

Difficulty in determining the fair value of financial instruments.

We maintain inventories of securities as a market maker of equity and fixed income securities. In addition, we make investments in various privately placed securities, including restricted debt and equity securities and interests in certain private investment partnerships or similar entities. We also hold various trust preferred and debt securities issued by financial institutions which were purchased for inclusion in future pools of such securities. We are no longer able to pool such securities into a collateralized debt structure and have been forced to retain such securities or dispose of them in sales at available prices.

The valuation of such securities is complex and involves a comprehensive process, including management judgment. Valuation of these securities will also continue to be influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board (“FASB”) guidance on fair value accounting, issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur.

Our future results of operations and financial condition may be adversely affected by changes in valuations of these securities. For a further discussion regarding the valuation of financial instruments owned see Note 3, “Financial Instruments,” to our consolidated financial statements.

Our liquidity and profitability could be adversely affected by the actions and commercial soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Even rumors or questions about one or more financial services institutions, or the financial services industry generally, may create market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses may materially adversely affect our results of operations.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held responsible for the defaults or misconduct of our customers. Although we review credit exposures to specific clients, customers and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. In addition to our credit risks described above, we are subject to various market, interest rate, inflation and operational risks, including those described under ‘‘— Uncertain economic conditions have continued to adversely affect the financial services industry, which is the industry on which we focus,” “— Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses,” “— Our operations and infrastructure may malfunction or fail,” and “— We may be adversely affected by changes in services and products provided by third parties and increases in related costs.” While we attempt to mitigate these risks through our risk management policies, if any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur significant losses. See Item 7A — “Quantitative and Qualitative Disclosure About Market Risk.”

Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses.

We have at times invested in our clients’ capital markets transactions. In certain cases, there may be contractual “lock-up” periods limiting our ability to immediately liquidate our investments. In addition, occasionally we have committed our capital to “bought deals,” which involve the purchase of large blocks of stock from publicly-traded issuers or their significant stockholders with little or no advance marketing for the sale of such securities, instead of the more traditional marketed “book building” underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. It is common for financial institutions in Europe to use rights offerings in order to raise capital. Rights offerings are also occasionally used by U.S. financial institutions as well. We have acted as a standby underwriter in such offerings and may do so in the future, especially through Keefe, Bruyette & Woods Limited in Europe, which requires a commitment over an extended period of time during the rights period. The current uncertainties for values of securities of financial service companies makes such practices riskier than in more stable periods. We may incur losses relating to these transactions.

We also enter into market making and principal investing transactions in which we commit our capital. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client trading activities and engage in principal trading for our own account. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

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

A relatively small number of our institutional investor customers generate a substantial portion of our sales commissions. If any of our key customers departs or reduces its business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected. In the UK, equity commissions have been adversely affect by decreases in share prices because commissions are charged based on the value of shares traded. Such UK commissions may continue to be negatively impacted by low share prices.

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

We derive a significant portion of our revenues from our sales and trading business. Commissions accounted for approximately 36.7%, 79.6% and 38.8%, respectively, of our revenues in the twelve months ended December 31, 2009, 2008 and 2007. Along with other securities firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to customers in order to win their trading business. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our securities business may decline and our business, financial condition and results of operations may be adversely affected.

As we are committed to maintaining and improving our comprehensive research coverage in the financial services sector to support our sales and trading business, we may be required to make substantial investments in our research capabilities. In addition to other factors that may adversely affect our results of operations in this area, such as the legal and regulatory factors described under “— Risks Related to Our Industry,” certain recent changes in industry practice are likely to affect our sales and trading business. A continuing trend has been for certain fund managers to enter into arrangements with securities firms under which the fund managers agree to pay separately for trading and research services, a process known as “unbundling.” Previously, fund managers, like most customers, paid for research through the commissions that they paid for trading services. As a result of unbundling, securities firms charge lower commissions per trade but receive separate compensation for research that they provide to the fund managers.

We are a party to unbundling arrangements, and are likely to enter into additional unbundling arrangements in the future. If unbundling becomes prevalent, our sales and trading customers may not pay us separately for our research, and if they do, our revenues from these customers may not be the same as they are currently. If our customers wish to purchase sales and trading and research services separately, we may not be able to market our services on that basis as effectively as some of our competitors, in which case our business could be adversely affected.

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

We have sought to grow our core businesses through internal expansion, strategic investments and acquisitions, and entry into new businesses or joint ventures. To the extent we make strategic investments or acquisitions, or enter into new businesses or joint ventures, we would face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we would be subject to additional risks and uncertainties in that we could be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and any joint venture partners could negatively impact the success of that joint venture as well as our overall business. We may also face conflicts to the extent that we sponsor the development of other business and commit to provide personnel, capital or benefits from our business relationships to such other businesses.

New business activities that we may enter into will likely involve significant start up costs and operational and staffing challenges and may occupy a significant portion of management time and resources, which would detract from their availability for the management of our existing businesses. Future business activities may require us to raise significant amounts of capital or to obtain other lending sources, which efforts may be subject to market conditions at the time. To the extent we undertake new activities, they may not be successful and any investments we make in these new activities may not retain their value or achieve positive returns.

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

We may incur significant expenses in connection with any expansion of our existing businesses or in connection with any strategic acquisitions and investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such growth.

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

Over the past several years, we have experienced significant growth in our new business activities, including launching European-focused operations and opening a London office. We have also begun to implement our plan to launch operations in Hong Kong and Tokyo, focused on an Asian securities business. These expansion efforts have required and will continue to require increased investment in management personnel, facilities and financial and management systems and controls, all of which, in the absence of sufficient corresponding revenue growth, would cause our operating margins to decline from current levels.

Expansion also creates a need for additional compliance, documentation, risk management and internal controls procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

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

Our tax-qualified employee profit sharing retirement plan offers employees the opportunity to choose among a number of investment alternatives. One of these, the KBW Fund, has been managed by certain employees and has invested in securities in which we and our customers and employees may also invest. Substantially all of our employees who have been employed by us for at least three months are participants in the plan. A substantial portion of the plan investments are currently invested in the KBW Fund. Historically, the KBW Fund has invested in publicly traded equity and fixed income securities of financial services companies, and we expect that this policy will continue. Some or all of the employees managing the KBW Fund are participants in the plan investing in the KBW Fund, and are also holders of shares of our common stock. It is our intention, after satisfaction of customer interest in investments, to continue to provide suitable investment opportunities to the KBW Fund consistent with the management policies of the plan fiduciaries and applicable law (including, without limitation, the fiduciary responsibility requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”)). Accordingly, from time to time, there may be cases in which an investment opportunity is made available to the employee profit sharing retirement plan which is not also made available to us (or in which availability is limited) as principal.

Our policies and procedures may limit the investment opportunities for our company.

We have in place compliance procedures and practices designed to protect the confidentiality of client and customer information and to ensure that inside information is not used for making our investment decisions. These procedures and practices may from time to time exceed minimum legal requirements and may limit the freedom of our employees to make potentially profitable investments for us. Moreover, certain rules, such as best execution rules, and fiduciary obligations to customers and our profit-sharing plan under ERISA and other applicable law, may cause us to forego certain investment opportunities.

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

Keefe, Bruyette & Woods, Inc., our U.S. broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. At this time we have significant capital in excess of these requirements. There are similar financial requirements of the Financial Services Authority (“FSA”) in the United Kingdom related to the activities of Keefe, Bruyette & Woods Limited. Similar requirements of the Hong Kong Securities and Futures Commission will apply to Keefe,

Bruyette & Woods Asia Limited. Furthermore, the U.S., U.K. and Hong Kong broker-dealer subsidiaries are and will be subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to our holding company or to our other subsidiaries.

Risks Related to Our Industry

Risks associated with regulatory impact on capital markets.

In recent years the U.S. Congress, the SEC, the NYSE and FINRA have significantly expanded corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. These factors, in addition to adopted or proposed accounting, capitalization, risk management, executive compensation, disclosure and other potential rules and regulations that may be enacted either as part of the implementation of various government initiatives or otherwise, may also adversely affect our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have experienced increased scrutiny in recent years from a variety of regulators, including the SEC, the Federal Reserve, the FDIC and other federal regulatory agencies, and the NYSE and FINRA, state securities commissions and state attorneys general. FINRA was created in July 2007 through the consolidation of the NASD and the member regulation, enforcement and arbitration functions of the NYSE. The activities of our UK subsidiary, Keefe, Bruyette & Woods Limited, are subject to regulation by the FSA, which has continued to refine and expand the scope of its regulations of the financial services industry. Our UK business has experienced significant expansion over a relatively short period, which requires us to devote increasing resources to our compliance efforts and subjects us to additional regulatory risks in the UK. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Our failure to comply or have complied with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

Our employees collectively own a majority of the total shares of common stock entitled to vote and our executive officers collectively own approximately 7.2% of such shares of our outstanding common stock as of December 31, 2009. The percentage of employee holdings may increase as result of our practice of paying a portion of annual bonuses to certain employees in the form of restricted stock. Although the Stockholders’ Agreement between the Company and certain employee stockholders does not contain any provisions regarding the voting of common stock owned by any of our employees, a group of employees with a sufficient number of shares may be able to elect our entire board of directors, control our management and policies and, in general, determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Such persons may be able to prevent or cause a change in control of our company even if other stockholders oppose them.

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

At the time of the completion of our initial public offering in November 2006 (the “IPO”), we entered into the Stockholders’ Agreement with certain employees. The Stockholders’ Agreement placed restrictions on the disposition of shares owned by such employees through the fifth anniversary of the IPO. Since the IPO, 50% of the shares owned by each such employee have been freed from the restrictions of the agreement. Of the remaining 50% of the shares that are still subject to such restrictions, 25% will become freely tradeable in November 2010, the fourth anniversary of the IPO, and the final 25% will become freely tradeable in November 2011, the fifth anniversary of the IPO. As of February 19, 2010, 8,394,360 shares were still subject to the sale restrictions set forth in the Stockholders’ Agreement. The restrictions set forth in the Stockholders’ Agreement may be waived by our board of directors, at their discretion.

We have in the past granted restricted stock awards to certain employees in connection with our IPO (the “IPO Awards”), in connection with year-end bonus compensation (the “Year-End Stock Awards”) and as part of our hiring procedures. As of February 19, 2010, 4,054,973 shares pertaining to such awards remain unvested, and therefore may not be traded or disposed of by the award recipient. 40% of the IPO Awards currently remain unvested but will vest in November 2010, the fourth anniversary of the IPO. Year-End Stock Awards, which have been granted in February of each year since the IPO, generally are freed from trading restrictions in equal one-third installments on each of the first, second and third anniversaries of their grant.

Under our Company trading policy, employees may trade our common stock only during certain “window” periods throughout the year, which generally open on the second trading day following a quarterly public earnings release and close immediately after completion of the second month of a fiscal quarter. However, the time frame of any such window period may be adjusted by senior management, if in their discretion such adjustment is determined to be advisable. Sales of shares of common stock by our officers and employees upon the removal of any of the above-described trading restrictions may result in a decrease in the trading price of our common stock and restrict our ability to raise additional capital through the issuance of equity securities.

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

We have not historically paid any cash dividends.

We have historically retained any earnings to fund the operation and expansion of our business and, therefore, we have not paid any cash dividends since becoming a public company. There can be no assurance that we will pay any dividends in the future. Accordingly, you should only rely on sales of your shares of common stock after price appreciation, which may never occur, as the way to realize any future gains in your investment. Unless the Company changes this policy, investors seeking cash dividends should not purchase our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our offices, are located in New York, Atlanta, Boston, Chicago, Hartford, Houston, Richmond (Virginia), San Francisco, London, Hong Kong and Tokyo. Our headquarters are located at 787 Seventh Avenue, New York, New York, and comprise approximately 155,772 square feet of leased space, pursuant to a lease agreement expiring in 2016. All of the other offices are in leased space or we have entered into new leases for space, which we currently believe to be adequate for our needs.

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. We review the need for any loss contingency reserves, and we have established reserves that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability can be reasonably estimated.

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4.9 million and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5.6 million; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130 million, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint. On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen. On August 26, 2009, Keefe filed a Third-Party Complaint against Eric A. Bloom, the former President and CEO of Sentinel, and Charles K. Mosley, the former Senior Vice President and head trader of Sentinel, alleging fraud and seeking contribution for any damages for which Keefe is held liable to the Trustee. The court stayed and severed this Third-Party Complaint on October, 7, 2009.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol “KBW”.

The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock, as quoted on the NYSE.

	2009		2008
	High	Low	High	Low

Fourth Quarter	$34.44	$24.53	$32.40	$19.59
Third Quarter	33.63	26.37	37.50	19.76
Second Quarter	28.90	20.71	28.14	20.06
First Quarter	$23.28	$14.20	$29.66	$18.63

As of December 31, 2009, there were 711 holders of record or our common stock. However, we believe the number of beneficial owners of our common stock exceeds this number.

No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

On February 25, 2010, the last reported sales price for our common stock on the NYSE was $23.99 per share.

Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on June 14, 2010 (to be filed within 120 days after December 31, 2009) (the “Proxy Statement for the 2010 Annual Meeting of Stockholders”) and is incorporated by reference in Part III, Item 12.

The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased(1)(2)	per Share	or Programs	Plans or Programs

October 1 — October 31, 2009	—	—	—	—
November 1 — November 30, 2009	286,277	$28.24	—	—
December 1 — December 31, 2009	14,448	17.30	—	—

Total	300,725	$27.71	—	—

(1)	All shares purchased were other than as part of a publicly announced plan or program.

(2)	All shares were immediately retired upon purchase by us.

Item 6.	Selected Financial Data.

Set forth below is selected consolidated financial and other data of KBW as of and for the five years ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007	2006		2005
	(dollars in thousands, except per share information)

Revenues:
Investment banking	$160,450	$163,664	$226,464	$210,026		$149,332
Commissions	142,015	192,752	165,803	116,625		96,301
Principal transactions, net	63,611	(142,962)	(7,520)	45,773	(1)	36,568
Interest and dividend income	10,524	24,687	37,612	26,920		17,984
Investment advisory fees	2,826	1,197	1,751	5,036		3,843
Other	7,728	2,879	3,418	2,206		3,838	(2)

Total revenues	387,154	242,217	427,528	406,586		307,866

Expenses:
Compensation and benefits	236,159	226,311	257,070	216,518		187,428

Occupancy and equipment	21,639	19,831	18,722	17,728		16,877
Communications and data processing	28,464	27,743	24,283	19,465		18,526
Brokerage and clearance	17,203	24,244	22,967	19,728		17,390
Business development	14,328	16,115	16,601	13,218		13,141
Interest	1,151	4,603	14,732	11,023		8,105
Other	25,352	25,375	23,748	17,257		15,257

Total non-compensation expenses	108,137	117,911	121,053	98,419		89,296

Total expenses	344,296	344,222	378,123	314,937		276,724

Income/(loss) before income taxes	42,858	(102,005)	49,405	91,649		31,142
Income tax expense/(benefit)	19,251	(39,656)	22,113	38,365		13,735

Net income/(loss)(3)	$23,607	$(62,349)	$27,292	$53,284		$17,407

Earnings per share(3)(4)(5):
Basic	$0.66	$(2.02)	$0.81	$1.89		$0.63
Diluted	$0.66	$(2.02)	$0.81	$1.89		$0.63
Weighted average number of common shares outstanding(4)(5):
Basic	31,448,074	30,838,361	30,654,058	27,512,023		27,194,404
Diluted	31,448,074	30,838,361	30,654,058	27,512,023		27,194,404
Consolidated Statements of
Financial Condition Data:
Total assets	$631,368	$571,466	$864,450	$804,865		$661,161
Stockholders’ equity(3)	$449,069	$396,731	$448,426	$397,414		$265,709
Other Data (Unaudited):
Book value per common share	$14.60	$13.30	$15.31	$13.59		$10.13

(1)	Principal transactions, net for the year ended December 31, 2006 included a gain of approximately $5.4 million with respect to the exchange of our New York Stock Exchange seat for cash and shares of the merged NYSE Group, Inc.

(2)	Other revenues in 2005 include approximately $0.4 million in insurance recoveries and government grants relating to the World Trade Center attacks in 2001.

(3)	Prior to the date of the IPO (November 2006) and the termination of the 2005 amended and restated stockholders’ agreement, common stock was classified as a liability.

(4)	In calculating shares of common stock outstanding, we give retroactive effect to a 43 for 1 stock split that we effected on November 1, 2006.

(5)	Basic and diluted common shares outstanding were equal in each respective period under the two-class method. Accordingly, prior years have been restated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Environment

Our business activities focus on the financial services sector, the landscape of which, in the U.S. and globally, has continued to evolve since the global financial crisis began in 2007. During 2009 there was a return of some market confidence in the sector and, particularly in the U.S., strong activity in capital markets’ transactions recapitalizing selected companies. As a result, many institutions have positioned themselves to take advantage of acquisition opportunities that may develop, in some cases with government assistance. We continued to be very active in capital markets transactions, participating in 78 equity capital raises during 2009. However, the sector remains under stress and the market stability and continuation of current trends is not certain. The valuation of certain classes of assets remains uncertain and there are continuing concerns in the credit quality of multiple asset classes, especially commercial real estate. Securitization markets have not broadly reopened. U.S. unemployment remains high and lenders continue to lend only to the most credit worthy borrowers, making credit tight across the broad economy.

In the U.S., the financial services sector remains highly fragmented. There are approximately 1,030 publicly traded banks and thrifts and approximately 8,100 different banking entities in the U.S. Because of our focus, we are particularly impacted by economic and market conditions affecting this sector. Although many larger financial institutions have succeeded in recapitalizing and have repaid government assistance, there continues to be bank failures among smaller institutions. In 2009, there were 140 failed U.S. banks with assets totaling $170 billion compared to 25 failed banks in the U.S. with assets totaling $374 billion in 2008. Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our securities and the securities of other companies in the sector.

Globally, actions by various government agencies and central banks have been implemented with a view to restoring capital, creating market liquidity and opening credit sources. While certain financial institutions have accessed additional capital, there is likely to be continued stress in many of these markets. Recent concerns on sovereign debt in certain European countries have stressed financial markets.

It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues. Even with the market stabilization in recent quarters, there has not been a significant return of M&A activity. During 2009, many financial institutions have reported operating profitability, although others reported significant losses, in particular resulting from increases to loan loss reserves. There have been no wide-scale failures of large financial institutions in the U.S., however, there have been several notable and large bankruptcies in other sectors. There are proposals in the U.S. to impose limitations on certain risk taking activities by banking entities. We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in both the U.S. and Europe.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Overview

Total revenues increased $144.9 million, or 59.8%, to $387.2 million for the year ended December 31, 2009, compared with $242.2 million for the year ended December 31, 2008. This increase was primarily due to principal transactions, net revenue of $63.6 million in 2009 compared to net losses of $143.0 million in 2008, partially offset by a decrease in commissions revenue of $50.7 million.

Total expenses remained relatively unchanged at $344.3 million for the year ended December 31, 2009 compared with the year ended December 31, 2008.

We recorded net income of $23.6 million, or $0.66 per diluted share, for the year ended December 31, 2009, compared with a net loss of $62.3 million, or $2.02 per diluted share, for the same period in 2008. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net income was $29.1 million, or $0.81 per diluted share for the year ended December 31, 2009, compared with net loss of $55.3 million, or $1.79 per diluted share for the same period in 2008. See “— 2009 and 2008 Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Year Ended December 31,		Period to Period
	2009	2008	$ Change	% Change
	(dollars in thousands)

Revenues:
Investment banking	$160,450	$163,664	$(3,214)	(2.0)%
Commissions	142,015	192,752	(50,737)	(26.3)
Principal transactions, net	63,611	(142,962)	206,573	N/M
Interest and dividend income	10,524	24,687	(14,163)	(57.4)
Investment advisory fees	2,826	1,197	1,629	136.1
Other	7,728	2,879	4,849	168.4

Total revenues	387,154	242,217	144,937	59.8

Expenses:
Compensation and benefits	236,159	226,311	9,848	4.4

Occupancy and equipment	21,639	19,831	1,808	9.1
Communications and data processing	28,464	27,743	721	2.6
Brokerage and clearance	17,203	24,244	(7,041)	(29.0)
Business development	14,328	16,115	(1,787)	(11.1)
Interest	1,151	4,603	(3,452)	(75.0)
Other	25,352	25,375	(23)	(0.1)

Non-compensation expenses	108,137	117,911	(9,774)	(8.3)

Total expenses	344,296	344,222	74	0.0

Income/(loss) before income taxes	42,858	(102,005)	144,863	N/M
Income tax expense/(benefit)	19,251	(39,656)	58,907	N/M

Net income/(loss)	$23,607	$(62,349)	$85,956	N/M %

N/M — Not Meaningful

2009 and 2008 Non-GAAP Financial Measures

Compensation cost for stock-based awards are measured at fair value on the date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.

We reported our compensation and benefits expense, income / (loss) before income taxes, income tax expense/(benefit), net income/(loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the year ended December 31, 2009 in our February 18, 2010 press release. The non-GAAP amounts exclude compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.

Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the two years ended December 31, 2009 and 2008. Specifically, our management believes that these non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not in the past, and likely will not in the future include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.

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

The following table provides details with respect to reconciling compensation and benefits expense, income/(loss) before income taxes, income tax expense/(benefit), net income/(loss), compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the years ended December 31, 2009 and 2008.

		Reconciliation
	GAAP	Amount		Non-GAAP
	(dollars in thousands, except per share information)

Year ended December 31, 2009:
Compensation and benefits expense	$236,159	$(10,022	)(a)	$226,137

Income before income taxes	$42,858	$10,022	(a)	$52,880
Income tax expense	$19,251	$4,502	(b)	$23,753

Net income	$23,607	$5,520	(c)	$29,127

Compensation ratio(d):	61.0%			58.4%
Earnings per share(e):
Basic	$0.66	$0.15		$0.81
Diluted	$0.66	$0.15		$0.81
Weighted average number of common shares outstanding(e):
Basic	31,448,074	—	(f)	31,448,074
Diluted	31,448,074	—	(f)	31,448,074
Year ended December 31, 2008:
Compensation and benefits expense	$226,311	$(11,456	)(a)	$214,855

Loss before income taxes	$(102,005)	11,456	(a)	$(90,549)
Income tax benefit	$(39,656)	$4,454	(b)	$(35,202)

Net loss	$(62,349)	$7,002	(c)	$(55,347)

Compensation ratio(d):	93.4%			88.7%
Earnings per share(e):
Basic	$(2.02)	$0.23		$(1.79)
Diluted	$(2.02)	$0.23		$(1.79)
Weighted average number of common shares outstanding(e):
Basic	30,838,361	—	(f)	30,838,361
Diluted	30,838,361	—	(f)	30,838,361

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees on November 2006.

(b)	The non-GAAP adjustment with respect to income tax expense / (benefit) represents the elimination of the tax expense/(benefit) resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment with respect to net income / (loss) was the after-tax amortization of the IPO restricted stock awards in the period.

(d)	For year ended 2009 and 2008 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $387,154 and $242,217, respectively.

(e)	Basic and diluted common shares outstanding were equal for each respective period under the two-class method.

(f)	Both the basic and diluted weighted average number of common shares outstanding were not adjusted.

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

Revenues

Investment Banking

Investment banking revenue was $160.4 million for the year ended December 31, 2009 compared with $163.7 million for the same period in 2008, a decrease of $3.2 million, or 2.0%. Capital markets revenue increased $42.7 million, or 49.0%, to $130.1 million for the year ended December 31, 2009 compared with $87.4 million for the same period in 2008. The increase reflects the completion of a record number of equity capital market transactions in 2009. M&A and advisory revenue was $30.3 million for the year ended December 31, 2009 compared with $76.3 million for the same period in 2008, a decrease of $46.0 million. This decrease was primarily due to a decline in the number of mergers and acquisitions and smaller average size transactions that closed in 2009 compared with 2008.

Commissions

Commissions revenue was $142.0 million for the year ended December 31, 2009 compared with $192.8 million for the same period in 2008, a decrease of $50.7 million, or 26.3%. U.S. equity commissions were $103.5 million for the year ended December 31, 2009 compared with $129.3 million for the same 2008 period, a decrease of $25.8 million, or 20.0%, reflecting lower trading volume due to lower levels of market volatility and a less favorable mix of order flow. European equity commissions were $38.5 million for the year ended December 31, 2009 compared with $63.5 million for the same period in 2008, a decrease of $25.0 million, or 39.4%, reflecting lower trading volume and the impact of translating our non-U.S. commissions revenues to U.S. dollars at less favorable exchange rates in 2009 compared to 2008.

Principal Transactions, Net

Principal transactions, net resulted in revenue of $63.6 million for the year ended December 31, 2009 compared to a net loss of $143.0 million for the same period in 2008. The net gain in 2009 reflected the absence of significant negative valuation adjustments on certain financial instruments owned, primarily related to trust preferred backed collateralized debt obligations and related securities, as well as higher revenue from our fixed income customer business. Our fixed income revenue was $47.6 million for the year ended December 31, 2009 compared to $8.8 million for the same period in 2008, reflecting strong client-driven activity as credit markets improved. Our equity market making activity resulted in a loss of $7.1 million for 2009 compared to a loss of $6.1 million for the same period in 2008. Trading for our own account, including firm investments, resulted in a net gain of $20.1 million for 2009 compared to a net loss of $26.8 million for the same period in 2008, reflecting an improved trading environment. The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in a gain of $3.0 million for 2009 compared to a loss of $118.9 million for the same period in 2008, reflecting sales of trust preferred securities and improved market conditions.

Interest and Dividend Income

Interest and dividend income was $10.5 million for the year ended December 31, 2009, a decrease of $14.2 million, or 57.4%, compared with $24.7 million for the year ended December 31, 2008. The decrease was primarily due to lower average holdings of interest bearing assets and reduced interest rates in 2009 relative to 2008.

Investment Advisory Fees

Investment advisory fees increased $1.6 million to $2.8 million in the year ended December 31, 2009 compared with $1.2 million in the same period of 2008. The increase was primarily due to higher incentive fees earned in 2009 compared with 2008.

Other

Other revenues increased $4.8 million to $7.7 million for the year ended December 31, 2009 compared with $2.9 million for the year ended December 31, 2008. The increase was primarily due to higher loan portfolio sales fees compared with 2008.

Expenses

Compensation and Benefits

Compensation and benefits expense was $236.2 million, an increase of $9.8 million, or 4.4% for the year ended December 31, 2009 compared with $226.3 million for the same period in 2008, reflecting higher revenues. Compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 58.4% in 2009. See ‘‘— 2009 and 2008 Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Brokerage and Clearance

Brokerage and clearance expense decreased $7.0 million, or 29.0%, to $17.2 million for the year ended December 31, 2009 compared with $24.2 million for the year ended December 31, 2008. This decrease was primarily a result of lower trading volume and favorable foreign exchange rates for 2009 compared to 2008.

Business Development

Business development expense decreased $1.8 million, or 11.1%, to $14.3 million for the year ended December 31, 2009 compared with $16.1 million for the same 2008 period. The decrease was primarily due to lower travel and entertainment expenses in 2009 relative to 2008.

Interest

Interest expense decreased $3.5 million to $1.2 million for the year ended December 31, 2009 compared with $4.6 million for the year ended December 31, 2008. The decrease was primarily due to lower average balances of securities sold under repurchased agreements and short-term borrowings as well as lower interest rates in 2009 relative to 2008.

Income Tax Expense / (Benefit)

Income tax expense was $19.3 million for the year ended December 31, 2009, which resulted in an effective tax rate of 44.9%, compared to an income tax benefit of $39.7 million for the year ended December 31, 2008, which resulted in an effective tax rate of 38.9%. The change in the effective tax rate was primarily due to the increase in the impact of permanent differences, which increased the effective tax expense rate for 2009 and decreased the effective tax benefit in 2008, and higher state and local income taxes net of federal tax benefit.

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

We recorded a net loss of $62.3 million, or $2.02 per diluted share, for the year ended December 31, 2008, compared with net income of $27.3 million, or $0.81 per diluted share, for the same period in 2007. After adjusting for the stock compensation expense with respect to the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net loss was $55.3 million, or $1.79 per diluted share for the year ended December 31, 2008, compared with net income of $34.2 million, or $1.01 per diluted share for the same period in 2007. See “— 2008 and 2007 Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period to Period
	2008	2007	$ Change	% Change
		(dollars in thousands)

Revenues:
Investment banking	$163,664	$226,464	$(62,800)	(27.7)%
Commissions	192,752	165,803	26,949	16.3
Principal transactions, net	(142,962)	(7,520)	(135,442)	N/M
Interest and dividend income	24,687	37,612	(12,925)	(34.4)
Investment advisory fees	1,197	1,751	(554)	(31.6)
Other	2,879	3,418	(539)	(15.8)

Total revenues	242,217	427,528	(185,311)	(43.3)

Expenses:
Compensation and benefits	226,311	257,070	(30,759)	(12.0)

Occupancy and equipment	19,831	18,722	1,109	5.9
Communications and data processing	27,743	24,283	3,460	14.2
Brokerage and clearance	24,244	22,967	1,277	5.6
Business development	16,115	16,601	(486)	(2.9)
Interest	4,603	14,732	(10,129)	(68.8)
Other	25,375	23,748	1,627	6.9

Total non-compensation expenses	117,911	121,053	(3,142)	(2.6)

Total expenses	344,222	378,123	(33,901)	(9.0)

Income before income taxes	(102,005)	49,405	(151,410)	N/M
Income tax (benefit)/expense	(39,656)	22,113	(61,769)	N/M

Net (loss)/income	$(62,349)	$27,292	$(89,641)	N/M %

N/M — Not Meaningful

2008 and 2007 Non-GAAP Financial Measures

The following provides details with respect to reconciling compensation and benefits expense, (loss)/income before income taxes, income tax (benefit)/expense, net (loss) / income, compensation ratio and basic and diluted earnings per share on a GAAP basis for the years ended December 31, 2008 and 2007 to such items on a non-GAAP basis in the same period:

	GAAP	Reconciliation Amount		Non-GAAP
	(dollars in thousands, except per share information)

Year Ended December 31, 2008
Compensation and benefits expense	$226,311	$(11,456	)(a)	$214,855

Loss before income taxes	$(102,005)	$11,456	(a)	$(90,549)
Income tax benefit	$(39,656)	$4,454	(b)	$(35,202)

Net loss	$(62,349)	$7,002	(c)	$(55,347)

Compensation ratio(d):	93.4%			88.7%
Earnings per share(e):
Basic	$(2.02)	$0.23		$(1.79)
Diluted	$(2.02)	$0.23		$(1.79)
Weighted average number of common shares outstanding(e):
Basic	30,838,361	—	(f)	30,838,361
Diluted	30,838,361	—	(f)	30,838,361
Year Ended December 31, 2007
Compensation and benefits expense	$257,070	$(12,509	)(a)	$244,561

Income before income taxes	$49,405	$12,509	(a)	$61,914
Income tax expense	$22,113	$5,599	(b)	$27,712

Net income	$27,292	$6,910	(c)	$34,202

Compensation ratio(d):	60.1%			57.2%
Earnings per share(e):
Basic	$0.81	$0.20		$1.01
Diluted	$0.81	$0.20		$1.01
Weighted average number of common shares outstanding(e):
Basic	30,654,058	—	(f)	30,654,058
Diluted	30,654,058	—	(f)	30,654,058

(a)	The non-GAAP adjustment represents the pre-tax expense with respect to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)	The non-GAAP adjustment to income tax (benefit)/expense represents the elimination of the tax (benefit)/expense resulting from the amortization of the IPO restricted stock awards in the period.

(c)	The non-GAAP adjustment to net (loss) / income was the after-tax amortization of the IPO restricted stock awards in the respective periods.

(d)	For year ended 2008 and 2007 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $242,217 and $427,528, respectively.

(e)	Basic and diluted common shares outstanding were equal for each respective period under the two-class method.

(f)	Both the basic and diluted weighted average common shares outstanding were not adjusted.

See the section entitled “— 2009 and 2008 Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of non-GAAP financial measures provides useful information for investors regarding our financial condition and results of operations.

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

Principal Transactions, Net

Principal transactions resulted in a net loss of $143.0 million for the year ended December 31, 2008 compared to a net loss of $7.5 million for the year ended December 31, 2007. The net loss on principal transactions for 2008 was primarily a result of $119.5 million in losses on trust preferred and other capital securities issued by banking and insurance companies and collateralized debt-obligation (“CDOs”) backed by such securities compared to losses of $10.2 million on such securities for 2007. We also had net losses on other firm investments, including private equity securities and limited partnership interests, of $23.8 million and on equity market making and securities held for our own account of $11.1 million compared to net gains of $0.9 million and net losses of $0.9 million, respectively, for 2007. Excluding the losses on CDOs of $66.1 million mentioned above, our fixed income trading resulted in net gains of $11.4 million for 2008 compared to net gains of $2.7 million for 2007.

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

Adverse market conditions continued in 2008. Investor demand continued to diminish for many classes of fixed income securities as the deteriorating credit markets experienced dislocation, illiquidity and wider credit spreads. As a result, the fair value of our fixed income financial instruments was impacted by these market fluctuations.

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

Expenses

Compensation and Benefits

Compensation and benefits expense was $226.3 million for the year ended December 31, 2008, a decrease of $30.8 million, or 12.0% compared with $257.1 million for the same period in 2007. The decrease was primarily due to a decrease in the 2008 discretionary cash bonus accrual of approximately 33% compared with accrued discretionary cash bonuses for 2007, partially offset by the approximately 49% increase in the amortization to compensation expense of restricted stock awards.

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

Income Tax Benefit/Expense

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

We monitor and evaluate the composition and size of our assets and operating liabilities. As a result of our market making, customer and principal activities, the overall size of total assets and operating liabilities fluctuate from period to period. Our assets generally consist of cash and cash equivalents, financial instruments, resale agreement balances and receivables.

Our operating activities in the period generate and use cash resulting from net income or loss and fluctuations in our current assets and liabilities. The most significant fluctuations in current assets and liabilities have resulted from changes in the level of customer activity, changes in the types of and value of the financial instruments owned on a principal basis and shifts in our investment positions in response to changes in our trading strategies or prevailing market conditions. We have not relied significantly on leverage. Our moderate use of leverage does not expose us to potential requirements to sell assets as a result of margin calls due to decreases in the fair value of financial instruments.

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of December 31, 2009, we had liquid assets of $365.0 million, primarily consisting of cash and cash equivalents and receivables from clearing brokers. From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

At December 31, 2009, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $111.8 million, or $103.1 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $36.5 million exceeded the capital resources requirement by approximately $27.0 million at December 31, 2009.

Cash Flows

Year ended December 31, 2009.  Cash increased $8.2 million for the year ended December 31, 2009, primarily due to positive cash flows from operating activities.

Net income, after adjusting for non-cash expense and revenue items of $46.7 million, provided cash of $70.3 million. The non-cash items consisted of expenses of $36.6 million resulting from the amortization of stock based compensation expenses, $5.2 million related to deferred income tax expense and $4.8 million related to depreciation and amortization expense. Cash of $55.8 million was used as a result of an increase in operating assets, primarily attributable to increases related to financial instruments owned, at fair value of $43.4 million and receivables from clearing brokers of $30.8 million, partially offset by a $32.2 million decline in income taxes receivable. Cash of $5.9 million was provided by an increase in operating liabilities, primarily attributable to increases in financial instruments sold, not yet purchased, at fair value and accounts payable, accrued expenses, and other liabilities of $25.7 million and $11.0 million, respectively, partially offset by a $31.5 million reduction in short-term borrowings.

We used $4.7 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $11.5 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

We used $3.7 million in our investing activities, in the purchase of fixed assets. Cash used in financing activities was $3.9 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements partially offset by repayment of loans we provided to certain employees in connection with their purchase of our common stock. The effect of exchange rate changes on cash was primarily a result of the significant drop in the Great British Pound relative the U.S. Dollar particularly in the fourth quarter of 2008.

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

Based on these criteria, we believe the following to be our critical accounting policies:

Fair Value of Financial Instruments

We account for financial instruments that are being measured and reported on a fair value basis in accordance with FASB Accounting Standards Codificationtm (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 defines fair value as “the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between current market participants at the measurement date.” See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of fair value of financial instruments.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices, such as listed equities, options and warrants, and convertible preferred stock. This category may also include U.S. Government and agency securities for which we typically receive independent external valuation information.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily a market approach. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, residential mortgage-backed securities, rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, certain preferred stock and convertible debt.

Fair value of corporate debt, preferred stock and convertible debt classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency. Fair value of rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches. The valuation methodologies utilized may include significant inputs that are unobservable from objective sources. We consider various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including banking and insurance company trust preferred and capital securities, private equity securities and other investments including limited and general partnership interests. We did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.

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

Our Level 3 assets were $80.1 million as of December 31, 2009, which represented approximately 13% of total assets and approximately 46% of total assets measured at fair value.

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

Contractual Obligations

Contractual obligations as of December 31, 2009 are as follows (dollars in thousands):

	Payments due by Period
	Total	2010	2011 - 2012	2013 - 2014	2015 and thereafter

Operating lease obligations	$93,734	$15,022	$29,469	$28,268	$20,975

This excludes capital commitments that can be called at any time on private limited partnership and other investments of $30.5 million, including $9.6 million from an affiliated fund, at December 31, 2009. In addition, the table does not include reserves for income taxes that are not contractual obligations by nature. We cannot determine with any degree of certainty the amount that would be payable or the period of cash settlement to the respective taxing jurisdictions.

Off-Balance Sheet Arrangements

In the normal course of our principal trading activities, we may enter into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options, warrants, futures contracts and mortgage-backed to-be-announced securities, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options and warrants are conducted through regulated exchanges, which clear and guarantee performance of counterparties. As described in Item 3 — “Qualitative and Quantitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

We are a member of various exchanges that trade and clear securities, options, warrants and or futures contracts. As a member of these exchanges, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. To mitigate these performance risks, the exchanges often require members to post collateral as well as meet minimum financial standards. While the rules governing different exchange memberships vary, our guarantee obligations generally would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. We have not recorded any contingent liability in our consolidated financial statements for these agreements and currently believe that any potential requirement to make payments under these agreements is remote.

Recently Issued Accounting Standards, Not Yet Adopted

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 provides amendments to ASC 820, Fair Value Measurements and Disclosures, which would require additional fair value measurement disclosure requirements and clarifies existing disclosure requirements. The additional disclosures include significant transfers in and out of Level 1 and Level 2 fair value measurements, and reasons for the transfers, and activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on the activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. We expect additional disclosure requirements related to certain financial instruments as a result of the implementation of ASU No. 2010-06.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASC 810). ASC No. 2009-17 amends the Codification for the issuance of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASC No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (VIE). This calculation is replaced with an approach focused on identifying that enterprise which has the power to direct those VIE activities where such activities most significantly impact the VIE’s economic performance and that enterprise that has the obligation to absorb losses of the entity or the right to receive benefits from the VIE. The amendments of ASC No. 2009-17 also require additional disclosures about an enterprise’s involvement in VIEs. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009. In January 2010, FASB concluded to defer the implementation of the above consolidating requirement for entities that have the attributes of an investment company; and, the enterprise does not have an obligation to fund the losses of the entity if those losses are significant to that entity; and the entity is not a securitization entity, asset backed entity or what once was a “qualifying special-purpose entity”. As a result of this deferral, we do not expect the implementation of this standard to have a material effect on the consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASC 860). ASU No. 2009-16 amends the Codification for the issuance of SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. ASU No. 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We do not expect the implementation of this standard to have a material effect on the consolidated financial statements.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned for the year ended December 31, 2009:

	High	Low	Average
	(dollars in thousands)

Long Value:
Equities	$79,738	$31,691	$47,402
Corporate and other debt	$88,716	$36,742	$56,622
Mortgage-backed securities	$29,545	$—	$4,032
Other investments	$41,917	$34,893	$37,584
Short Value:
Equities	$34,463	$11,162	$21,261
Corporate debt	$4,999	$—	$1,428
U.S. Government and agency securities	$8,495	$—	$1,963

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	49
Report of Independent Registered Public Accounting Firm	50
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008	52
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	53
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007	54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	55
Notes to Consolidated Financial Statements	56
EX-10.14
EX-10.15
EX-10.16
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

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

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in its report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

We have audited KBW, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBW, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, KBW, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

We have audited the accompanying consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBW, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBW, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
February 26, 2010

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008

ASSETS
Cash and cash equivalents	$203,180	$194,981
Financial instruments owned, at fair value:
Equities	56,720	41,765
Corporate and other debt	75,754	53,879
Other investments	41,917	34,893

	174,391	130,537

Receivables from clearing brokers	161,811	130,682
Accounts receivable	28,703	19,391
Income taxes receivable	1,129	33,270
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $25,636 in 2009 and $21,546 in 2008	18,800	18,895
Other assets	43,354	43,710

Total assets	$631,368	$571,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$31,288	$11,162
Corporate debt	4,723	—
U.S. Government and agency securities	962	—

	36,973	11,162

Short-term borrowings	—	31,547
Accounts payable, accrued expenses, and other liabilities	134,658	122,070
Income taxes payable	10,668	9,956

Total liabilities	182,299	174,735

Stockholders’ equity:
Preferred stock	—	—
Common stock	307	298
Paid-in capital	161,168	137,618
Retained earnings	298,626	275,019
Notes receivable from stockholders	(609)	(2,225)
Accumulated other comprehensive loss	(10,423)	(13,979)

Total stockholders’ equity	449,069	396,731

Total liabilities and stockholders’ equity	$631,368	$571,466

See accompanying notes to consolidated financial statements.

KBW Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share information)

	2009	2008	2007

Revenues:
Investment banking	$160,450	$163,664	$226,464
Commissions	142,015	192,752	165,803
Principal transactions, net	63,611	(142,962)	(7,520)
Interest and dividend income	10,524	24,687	37,612
Investment advisory fees	2,826	1,197	1,751
Other	7,728	2,879	3,418

Total revenues	387,154	242,217	427,528

Expenses:
Compensation and benefits	236,159	226,311	257,070
Occupancy and equipment	21,639	19,831	18,722
Communications and data processing	28,464	27,743	24,283
Brokerage and clearance	17,203	24,244	22,967
Business development	14,328	16,115	16,601
Interest	1,151	4,603	14,732
Other	25,352	25,375	23,748

Total expenses	344,296	344,222	378,123

Income / (loss) before income taxes	42,858	(102,005)	49,405
Income tax expense / (benefit)	19,251	(39,656)	22,113

Net income / (loss)	$23,607	$(62,349)	$27,292

Earnings per common share:
Basic (Note 12)	$0.66	$(2.02)	$0.81
Diluted (Note 12)	$0.66	$(2.02)	$0.81
Weighted average number of common shares outstanding:
Basic (Note 12)	31,448,074	30,838,361	30,654,058
Diluted (Note 12)	31,448,074	30,838,361	30,654,058

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Income (loss)	Equity

Balance at December 31, 2006	$—	$292	$94,419	$310,076	$(8,843)	$1,470	$397,414
Net income	—	—	—	27,292	—	—	27,292
Other comprehensive income, currency translation adjustment	—	—	—	—	—	535	535

Total comprehensive income	—	—	—	—	—	—	27,827

Amortization of stock-based compensation	—	—	20,564	—	—	—	20,564
Cancellation of 58,360 shares of restricted stock in satisfaction of withholding tax requirements	—	—	(1,965)	—	—	—	(1,965)
Purchase of 20,812 shares of common stock	—	—	(205)	—	205	—	—
Issuance of 163,244 shares of common stock	—	1	2,641	—	—	—	2,642
Restricted stock units converted	—	—	(1,078)	—	—	—	(1,078)
Stock-based awards vested			(1,564)				(1,564)
Excess net tax benefit related to stock-based awards	—	—	1,202	—	—	—	1,202
Repayment of notes receivable from stockholders	—	—	—	—	3,384	—	3,384

Balance at December 31, 2007	—	293	114,014	337,368	(5,254)	2,005	448,426
Net loss	—	—	—	(62,349)	—	—	(62,349)
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(15,984)	(15,984)

Total comprehensive loss	—	—	—	—	—	—	(78,333)

Amortization of stock-based compensation	—	—	30,540	—	—	—	30,540
Cancellation of 319,359 shares of restricted stock in satisfaction of withholding tax requirements	—	(3)	(7,892)	—	—	—	(7,895)
Purchase of 5,875 shares of common stock	—	—	(60)	—	60	—	—
Issuance of 870,037 shares of common stock	—	8	19,300	—	—	—	19,308
Restricted stock units converted	—	—	(854)	—	—	—	(854)
Stock-based awards vested	—	—	(18,312)	—	—	—	(18,312)
Excess net tax benefit related to stock-based awards	—	—	882	—	—	—	882
Repayment of notes receivable from stockholders	—	—	—	—	2,969	—	2,969

Balance at December 31, 2008	—	298	137,618	275,019	(2,225)	(13,979)	396,731
Net income	—	—	—	23,607	—	—	23,607
Other comprehensive income, currency translation adjustment	—	—	—	—	—	3,556	3,556

Total comprehensive income	—	—	—	—	—	—	27,163

Amortization of stock-based compensation	—	—	36,646	—	—	—	36,646
Cancellation of 590,841 shares of restricted stock in satisfaction of withholding tax requirements	—	(6)	(14,843)	—	—	—	(14,849)
Purchase of 14,448 shares of common stock	—	—	(250)				(250)
Issuance of 1,521,170 shares of common stock	—	15	32,697	—	—	—	32,712
Restricted stock units converted	—	—	(2,939)	—	—	—	(2,939)
Stock-based awards vested	—	—	(29,569)	—	—	—	(29,569)
Excess net tax benefit related to stock-based awards	—	—	1,808	—	—	—	1,808
Repayment of notes receivable from stockholders	—	—	—	—	1,616	—	1,616

Balance at December 31, 2009	$—	$307	$161,168	$298,626	$(609)	$(10,423)	$449,069

Description of preferred stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	Outstanding

$0.01	2009	10,000,000	—	—
$0.01	2008	10,000,000	—	—
$0.01	2007	10,000,000	—	—

Description of common stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued*	Outstanding*

$0.01	2009	140,000,000	30,749,697	30,749,697
$0.01	2008	140,000,000	29,833,816	29,833,816
$0.01	2007	140,000,000	29,289,013	29,289,013

(*)	These share amounts exclude legally vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income / (loss)	$23,607	$(62,349)	$27,292
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Non-monetary transaction	—	—	(6,518)
Amortization of stock-based compensation	36,646	30,540	20,564
Depreciation and amortization	4,822	4,801	4,895
Deferred income tax (benefit) expense	5,237	(13,158)	(10,125)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(43,427)	251,537	(45,038)
Securities purchased under resale agreements	—	23,846	38,473
Receivables from clearing brokers	(30,833)	59,828	(5,522)
Accounts receivable	(8,943)	969	4,544
Income taxes receivable	32,162	(33,270)	—
Other assets	(4,744)	972	(9,038)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	25,734	(65,679)	(34,131)
Securities sold under repurchase agreements	—	(94,784)	10,248
Short-term borrowings	(31,547)	(33,552)	36,599
Accounts payable, accrued expenses and other liabilities	11,024	(47,035)	5,592
Income taxes payable	708	2,987	(9,735)

Net cash provided by operating activities	20,446	25,653	28,100

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(4,730)	(3,719)	(2,545)

Net cash used in investing activities	(4,730)	(3,719)	(2,545)

Cash flows from financing activities:
Issuance of shares of common stock	205	142	—
Purchase of shares of common stock	(250)	—	—
Cancellation of restricted stock in satisfaction of withholding tax requirements	(14,849)	(7,895)	(1,965)
Excess net tax benefit related to stock-based awards	1,808	882	1,202
Repayment of notes receivable from stockholders	1,616	2,969	3,384

Net cash (used in) / provided by financing activities	(11,470)	(3,902)	2,621

Currency adjustment:
Effect of exchange rate changes on cash	3,953	(17,409)	535

Net increase in cash and cash equivalents	8,199	623	28,711
Cash and cash equivalents at the beginning of the year	194,981	194,358	165,647

Cash and cash equivalents at the end of the year	$203,180	$194,981	$194,358

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$17,412	$1,419	$47,546
Interest	$1,245	$6,075	$14,800

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

(1)	Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), Keefe, Bruyette & Woods Asia Limited (“KBWAL”), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, SWX Europe and Deutsche Boerse. Keefe’s and KBWL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis. KBWAL was inactive at December 31, 2009.

(2)	Summary of Significant Accounting Policies

(a)  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

In September 2009, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codificationtm” and the Hierarchy of Generally Accepted Accounting Principles (FASB Accounting Standards Codification 105). SFAS 168 establishes the FASB Accounting Standards Codificationtm (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.

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

The Company consolidates entities for which it has a controlling financial interest as defined in ASC 810, Consolidation. The usual condition for a controlling financial interest is ownership of a majority voting interest. As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity. Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810. The Company consolidates variable interest entities when its interests in the entity are expected to absorb a majority the entity’s expected losses, or expected residual returns, or both. The Company had no variable interest entities that required consolidation at December 31, 2009.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

In addition, the Company evaluates its investments in limited partnerships under ASC 810. Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at December 31, 2009.

(c)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and these footnotes including securities valuations, compensation accruals and other matters. Management believes that the estimates used in preparing the Company’s consolidated financial statements are reasonable. Actual results may differ from these estimates.

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

Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing methods. Among the factors considered by the Company in determining the fair value of financial instruments for which there are no current quoted market prices are credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, assessing the underlying investments, market-based information, such as comparable company transactions, performance multiples and changes in market outlook as well as other measurements. Financial instruments owned and financial instruments sold, not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions, net in the accompanying consolidated statements of operations. Financial assets and financial liabilities carried at contract amounts may include receivables from clearing brokers, securities purchased under resale agreements, short-term borrowings and securities sold under repurchase agreements. See Note 3 of the Notes to Consolidated Financial Statements for additional discussion of ASC 820.

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value by the Company prior to the fair value option election in accordance with the AICPA Audit and Accounting Guide — Brokers And Dealers In Securities (ASC 940). Generally, the fair values of these financial instruments have been

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. During the fourth quarter of 2009, the Company elected to adopt the measurement amendments included in Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent (ASC 820). The amendments included in ASU No. 2009-12 permit, as a practical expedient, the use of the net asset value per share, or its equivalent, of an entity to estimate its fair value. The Company’s partnership interests are recorded at fair value, determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions and changes in market conditions up to the reporting date.

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

There were no resale or repurchase agreements outstanding as of December 31, 2009 and 2008.

(g)  Receivables From Clearing Brokers

Receivables from clearing brokers include proceeds from securities sold, including financial instruments sold not yet purchased, commissions related to securities transactions, margin loans and related interest and deposits with clearing brokers. Proceeds related to financial instruments sold, not yet purchased may be restricted until the securities are purchased.

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

Strategic advisory revenues are recorded when earned, the fees are determinable and collection is reasonably assured. Non-refundable upfront fees are generally deferred and recognized as revenue ratably over the expected period in which the related services are rendered. Upon successful completion of a transaction or termination of an engagement, the recognition of revenue would be accelerated.

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

Commissions

The Company’s sales and trading business generates revenue from equity securities’ trading commissions paid by institutional investor customers. Commissions are recognized on a trade date basis.

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

(j)  Stock-Based Compensation

Stock-based compensation is measured at fair value on the date of grant and amortized to compensation expense over the requisite service period, net of estimated forfeitures. Stock-based awards that do not require future service (i.e., vested awards and awards granted to retirement eligible employees) are expensed immediately on the date of grant. Withholding tax obligations may be satisfied by the repurchase of shares by the Company. Such shares are cancelled upon repurchase.

(k)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. In the event it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is recorded.

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

(m)  Foreign Currency Translation

The Company translates the statements of financial condition of the Company’s foreign subsidiaries at the exchange rates in effect as of the end of each reporting period. The consolidated statements of operations are translated at the average rates of exchange during the period. The resulting translation adjustments of the Company’s foreign subsidiaries are recorded directly to accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.

(n)  Contributions

Contributions are recorded when the conditions on which they depend are substantially met in accordance with ASC 720, Other Expenses.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices, such as listed equities, options, warrants, and convertible preferred stock. This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, rated collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, certain preferred stock and convertible debt.

Fair value of corporate debt, preferred stock and convertible debt classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency. Fair value of rated CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches. The valuation methodologies utilized may include significant inputs that are unobservable from objective sources. The Company considers various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. Included in this category are certain corporate and other debt, including banking and insurance company trust preferred, private equity securities and other investments including limited and general partnership interests. The Company did not own any other type of CDOs, including those collateralized by mortgage loans, in any period presented herein.

Fair value of banking and insurance company trust preferred and capital securities classified as Level 3 was determined by utilizing a market spread method for each of the individual trust preferred and capital securities utilizing credit spreads for secondary market trades for trust preferred and capital securities for

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

issues which were substantially similar to such positions based on certain assumptions. The key market inputs in this method are the discount margins, market spreads applied and the yield expectations for similar instruments.

Fair value of private equity securities classified as Level 3 was determined by assessing market-based information, such as performance multiples, comparable company transactions and changes in market outlook. Fair value of limited and general partnership interests classified as Level 3 was determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions and changes in market conditions up to the reporting date. Private equity securities and limited and general partnership interests generally trade infrequently.

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent) as of December 31, 2009:

				Redemption
		Unfunded	Redemption	Notice
Type of Investment	Fair Value	Commitments	Frequency	Period

Long/short hedge funds(a)	$12,115	$—	Monthly	30 Days
Public/private equity funds(b)	29,802	22,941	n/a	n/a

	$41,917	$22,941

(a)	This category includes investments in hedge funds that invest primarily in domestic long/short positions in equity securities and various derivatives, including options on securities and stock index options with respect to companies in the financial services sector. Management of these funds also has the ability to invest in foreign equities and fixed income securities. The fair values of investments in this category have been estimated using the net asset value per share, or equivalent, of the investments. Investments in this category can be redeemed monthly; however, the general partner may impose a “gate” for any withdrawal over 20% of the total fund net asset value.

(b)	This category includes several funds that invest primarily in domestic public and private companies operating in the financial services sector. Management of these funds also have the ability to invest in foreign public and private equities, debt financial instruments, warrants, hybrid securities and membership interests in the financial services sector. The fair values of investments in this category have been estimated using asset values based on capital statements provided by the general partner, updated, as necessary, for capital contributions and distributions and changes in market conditions up to the reporting date. These investments generally cannot be redeemed, unless approved by the general partners. Upon liquidation of the underlying investments prior to the life expectancy / maturity of the funds, management of the funds can elect to make distributions to the limited partners. The time horizon for such distributions is at the discretion of the general partners but should not exceed the time horizon of the fund’s life expectancy. It is estimated that these investments would be liquidated approximately ten years following the initial investment date, some with options to extend for up to a two year period, ranging from 2010 — 2020. Additional expenses, such as legal and administrative associated with the final liquidation can be incurred. Therefore, it is possible that upon final liquidation of the investments, the final funds distributed could be different from the estimated value of the investment. However, these differences are not expected to be material.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total

Financial instruments owned, at fair value:
Equities	$40,197	$22	$15,873	$56,092

Corporate and other debt:
Corporate debt	9,354	38,604	10,000	57,958
CDOs	—	5,448	1	5,449
Other debt obligations(1)	—	—	12,347	12,347

Total corporate and other debt	9,354	44,052	22,348	75,754
Other investments(2)	—	—	41,917	41,917

Total non-derivative trading assets	49,551	44,074	80,138	173,763
Derivative financial instruments	628	—	—	628

Total financial instruments owned	$50,179	$44,074	$80,138	$174,391

(1)	Consists of bank and insurance company trust preferred and capital securities.

(2)	Consists of limited and general partnership interests.

Liabilities at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total

Financial instruments sold, not yet purchased, at fair value:
Equities	$31,191	$—	$—	$31,191
Corporate debt	—	4,723	—	4,723
US Government and agency securities	962	—	—	962

Total non-derivative trading liabilities	32,153	4,723	—	36,876
Derivative financial instruments	97	—	—	97

Total financial instruments sold, not yet purchased	$32,250	$4,723	$—	$36,973

Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total

Financial instruments owned, at fair value:
Equities	$19,169	$7,031	$14,722	$40,922
Corporate and other debt	—	21,191	32,688	53,879
Other investments	—	—	34,893	34,893

Total non-derivative trading assets	19,169	28,222	82,303	129,694
Derivative financial instruments	843	—	—	843

Total financial instruments owned	$20,012	$28,222	$82,303	$130,537

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

The derivative financial instruments are reported on a gross basis by level. The Company’s derivative activities included in financial instruments owned and financial instruments sold, not yet purchased consist of writing and purchasing listed equity options and warrants.

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2008:

Level 3 Financial Assets

						Changes in Unrealized
		Total Gains				Gains and (Losses)
	Balance as of	and (Losses)		Transfers in	Balance As Of	Included in Earnings
	December 31,	(Realized and	Purchases/	(out) of	December 31,	Related to Assets Still
	2008	Unrealized)	(Sales), Net	Level 3	2009	Held at Reporting Date

Equities	$14,722	$(13)	$400	$764	$15,873	$989

Corporate and other debt:
Corporate debt	1,581	(1,581)	10,000	—	10,000	(1,581)
CDOs	44	7	(50)	—	1	2
Other debt obligations	31,063	2,925	(21,641)	—	12,347	16,740

Total corporate and other debt	32,688	1,351	(11,691)	—	22,348	15,161
Other investments	34,893	5,507	1,517	—	41,917	6,264

Total Level 3 financial assets	$82,303	$6,845	$(9,774)	$764	$80,138	$22,414

						Changes In Unrealized
						Gains and (Losses)
	Balance as of	Total Gains and		Transfers	Balance as of	Included in Earnings
	December 31,	(Losses) (Realized	Purchases/	In (out) of	December 31,	Related to Assets Still
	2007	and Unrealized)	(Sales), Net	Level 3	2008	Held at Reporting Date
Non-derivative trading assets	$171,816	$(81,049)	$(2,363)	$(6,101)	$82,303	$(69,814)

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

From time to time, the Company obtains secured short-term borrowings primarily through bank loans. At December 31, 2009, there were no short-term borrowings obligations outstanding. Secured short-term borrowings were $31,547 at the rate in effect of 1.63% as of December 31, 2008. Included in financial instruments owned as of December 31, 2008 was $31,064 of corporate bonds in which the lender had a security interest in connection with short-term borrowings.

(5)	Commitments and Contingencies

(a)  Leases

The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2010 and 2016. Such agreements contain escalation clauses and provide that certain operating costs be paid by the Company in addition to the minimum rentals. As part of a lease agreement, the Company provided a letter of credit in the amount of $3,363.

Future minimum lease payments as of December 31, 2009 are as follows:

Lease Payments

Year:
2010	$15,022
2011	14,945
2012	14,524
2013	14,320
2014	13,948
Thereafter	20,975

Total	$93,734

Rent expense for the years ended December 31, 2009, 2008 and 2007 aggregated $13,812, $12,530 and $11,238, respectively.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(b)  Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At December 31, 2009, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5,629; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint. On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen. On August 26, 2009, Keefe filed a Third-Party Complaint against Eric A. Bloom, the former President and CEO of Sentinel, and Charles K. Mosley, the former Senior Vice President and head trader of Sentinel, alleging fraud and seeking contribution for any damages for which Keefe is held liable to the Trustee. The court stayed and severed this Third-Party Complaint on October, 7, 2009.

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

(c)  Investment Commitments

As of December 31, 2009, the Company had approximately $30,507, including $9,588 to an affiliated fund, in outstanding commitments for additional funding to limited partnership and other investments.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(6)	Financial Instruments with Off-Balance-Sheet Risk

In the normal course of its principal trading activities, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options, warrants and mortgage-backed to-be-announced securities, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options are conducted through regulated exchanges, which clear and guarantee performance of counterparties.

Also, in connection with its principal trading activities, the Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at market values of the related securities and will record a trading loss if the market value of the securities increases subsequent to the consolidated financial statements date.

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

(b)  Derivative Financial Instruments

The Company’s derivative activities consist of writing and purchasing listed equity options and warrants and, from time to time, futures on interest rate, currency and equity products for trading for our own account and are included in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value in the accompanying consolidated statements of financial condition. See also Note 3 of the Notes to Consolidated Financial Statements for additional details. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.

In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional contract amounts, which are not included on the consolidated statements of financial condition, are used as a basis to calculate contractual cash flows to be exchanged and generally are not actually paid or received.

A summary of the Company’s listed options, warrants and futures contracts is as follows:

	Current		End of
	Notional	Average Fair	Period Fair
	Value	Value	Value

December 31, 2009:
Purchased options/warrants	$8,285	$380	$628
Written options/warrants	$630	$511	$97
Short futures contracts	$6,136	$—	$—
December 31, 2008:
Purchased options	$7,721	$557	$843
Written options	$6,100	$344	$461
Short futures contracts	$—	$—	$—

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

The following table summarizes the net gains from trading activities included in principal transactions, net on the consolidated statements of operations for the year ended December 31, 2009:

Year Ended
Type of Instrument	December 31, 2009

Equities	$10,730
Corporate and other debt	27,600
Mortgage-backed securities	18,807
Other investments	6,474

Total	$63,611

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

(9)	Non-Monetary Transaction

In 2007, the Company received cash and warrants exercisable in common stock as advisory fees in connection with the closing of a private placement transaction. The warrants received were measured at fair value on the closing date of the transaction. The Company recorded investment banking revenues of $6,518 for the year ended December 31, 2007 as a result of this non-monetary transaction. Shortly after the closing of the private placement transaction, the Company exercised these warrants and received common stock.

(10)	Stock-Based Compensation

2009 Incentive Compensation Plan:  During the second quarter of 2009, the Board of Directors adopted and the shareholders approved the 2009 Incentive Compensation Plan (“2009 Plan”). The 2009 Plan permits the granting of up to 6,641,638 shares of common stock, including 641,638 common shares which remained available from the 2006 Equity Incentive Plan (“2006 Plan”). Shares granted under the 2009 Plan are expected to be awarded in connection with the Company’s regular annual employee compensation and hiring processes. As a result of the approval and adoption of the 2009 Plan, the 2006 Plan will have no further grants or awards.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

However, awards outstanding under the 2006 Plan will remain in effect in accordance with the terms of such awards.

The following tables set forth activity and related weighted average grant date fair value of the Company’s RSAs awarded under the Plan as of December 31, 2009:

		Weighted
	Year Ended	Average Grant Date
	December 31, 2009	Fair Value

Restricted stock awards:
Share balance, beginning of year	3,127,852	$24.59
Grants	2,229,232	$19.83
Forfeited	(282,565)	$22.27
Vested	(1,218,427)	$24.27

Share balance, end of year	3,856,092	$22.11

	Year Ended December 31,
	2009	2008	2007

Restricted stock awards:
Share balance, beginning of year	3,127,852	3,023,825	2,592,100
Grants	2,229,232	1,137,111	626,393
Forfeited	(282,565)	(263,807)	(144,643)
Vested	(1,218,427)	(769,277)	(50,025)

Share balance, end of year	3,856,092	3,127,852	3,023,825

The Company granted 2,229,232 RSAs during 2009, 1,137,111 RSAs during 2008 and 626,393 RSAs during 2007 at a total grant date fair value of $44,215, $32,324 and $19,481, respectively. The total grant date fair value of RSAs vested in 2009, 2008 and 2007 was $29,569, $18,312 and $1,564, respectively.

Compensation expense equivalent to the grant date fair value per share is recognized by the Company over the requisite service period, which is generally the vesting period. Compensation expense recognized related to the granting of RSAs for the years ended December 31, 2009, 2008, and 2007 was $36,646, $30,530 and $20,135, respectively.

At December 31, 2009, the compensation cost related to the unvested RSAs was $45,506, which will be recognized in future years, primarily 2010, 2011, and 2012. The weighted average period related to these stock compensation expenses yet to be recognized was 1.3 years for RSAs.

Restricted Stock Units:  Prior to the adoption of the 2009 Plan and the 2006 Plan, RSUs were authorized and granted pursuant to commitments made in connection with employment of certain employees. Each RSU represents the right to receive one share of common stock at no cost to the employee and generally vests ratably over a three-year period from the grant date. Vesting would accelerate on a change in control, death or permanent disability. Upon vesting, RSUs can be converted into common stock unless conversion is deferred by the employee. All RSUs vested prior to December 31, 2008 and no RSUs were granted in 2009, 2008 and 2007.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

	Year Ended December 31,
	2009	2008	2007

Restricted stock units:
Balance, beginning of year	1,340,998	1,436,329	1,549,548
Grants	—	—	—
Forfeited	—	—	—
Converted and redeemed	(294,550)	(95,331)	(113,219)

Balance, end of year	1,046,448	1,340,998	1,436,329

The fair value of RSUs converted and redeemed in 2009 was $2,939. Compensation expense equivalent to the grant date fair value is recognized by the Company over the requisite service period, which is generally the vesting period. Associated compensation expense recognized was nil, $10 and $429 for the years ended December 31, 2009, 2008 and 2007, respectively.

In order to satisfy the redemption of RSUs and the delivery of RSAs, the Company may issue shares from previously un-issued shares.

(11)	Employee Profit-Sharing and Retirement Plan

The Company has a defined contribution profit-sharing and retirement plan (the “Retirement Plan”) covering employees who meet certain eligibility requirements. Contributions are generally funded annually. The Company’s profit sharing contribution to the Retirement Plan, which is voluntary, was nil, $195 and $2,941, in 2009, 2008 and 2007, respectively, and was included in compensation and benefits expense in the accompanying consolidated statements of operations. The Retirement Plan also contains a 401(k) portion covering substantially all employees. Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) portion. The Company’s contribution to the 401(k) portion of the Retirement Plan is determined based on three percent of employees’ total compensation. The 401(k) portion expense, which is included in employee compensation and benefits expense in the accompanying consolidated statements of operations, was $2,351, $2,405 and $2,196, for the years ended December 31, 2009, 2008 and 2007, respectively.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(12)	Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Years Ended December 31,
	2009	2008	2007
Net income / (loss)	$23,607	$(62,349)	$27,292
Less: Allocation of earnings to participating securities	2,890	—	2,489

Net income / (loss) applicable to common shareholders	$20,717	$(62,349)	$24,803

Weighted average number of common share outstanding (1)(2):
Basic	31,448,074	30,838,361	30,654,058
Effect of dilutive securities — restricted stock	—	—	—

Diluted	31,448,074	30,838,361	30,654,058

Earnings per common share(1)(2):
Basic	$0.66	$(2.02)	$0.81
Diluted	$0.66	$(2.02)	$0.81

(1)	Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 4,386,772, 3,640,270, and 3,075,834 for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Basic and diluted common shares outstanding were equal for the periods presented under the two-class method. All prior periods have been restated.

(13)  Income Taxes

Income tax included in the consolidated statements of operations represent the following:

	Current	Deferred	Total

Year ended December 31, 2009
U.S. Federal	$12,460	$166	$12,626
State and Local	1,940	4,897	6,837
Non-U.S.	(386)	174	(212)

	$14,014	$5,237	$19,251

Year ended December 31, 2008
U.S. Federal	$(27,798)	$(2,388)	$(30,186)
State and Local	131	(10,086)	(9,955)
Non-U.S.	1,169	(684)	485

	$(26,498)	$(13,158)	$(39,656)

Year ended December 31, 2007
U.S. Federal	$22,359	$(6,909)	$15,450
State and Local	8,475	(2,505)	5,970
Non-U.S.	1,404	(711)	693

	$32,238	$(10,125)	$22,113

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

The difference between the statutory federal tax rate of 35% and the effective tax rate is summarized below:

	2009		2008		2007
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

Computed “expected” tax provision	$15,000	35.0%	$(35,702)	(35.0)%	$17,292	35.0%
Non-U.S. tax rate differential	(1,141)	(2.7)	(99)	(0.1)	(70)	(0.1)
State and local taxes, net of related
Federal income tax benefit	4,849	11.3	(6,471)	(6.3)	3,881	7.9
Permanent differences	543	1.3	2,616	2.5	1,010	2.0

	$19,251	44.9%	$(39,656)	(38.9)%	$22,113	44.8%

The provision / (benefit) for income taxes resulted in effective rates of 44.9%, (38.9%) and 44.8% for 2009, 2008 and 2007, respectively. The change in the effective rate in 2009 compared to 2008 was primarily due to the increase in the impact of permanent differences, which increased the effective tax expense rate for 2009 and decreased the effective tax benefit in 2008, and higher state and local income taxes net of federal tax benefit. The decrease in the effective rate from 2008 compared to 2007 was due primarily to a reduction in the level of pre-tax earnings which increased the impact of certain permanent differences.

Excess net tax benefits related to employee stock compensation plans of $1,808, $882 and $1,202 in 2009, 2008 and 2007, respectively, were allocated to additional paid-in capital.

Deferred income taxes are provided for the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Net deferred tax assets are included in other assets in the consolidated statements of financial condition.

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Employee compensation and benefits	$17,940	$15,815
Legal contingencies	543	688
Financial instruments owned, at fair value	—	5,062
State NOL carryover	2,921	5,437
Benefit from uncertain tax positions	2,326	2,390
Other	1,140	594

Total deferred tax assets	24,870	29,986

Deferred tax liabilities:
Accumulated depreciation and amortization of
furniture, equipment and leasehold improvements	(879)	(1,297)
Financial instruments owned, at fair value	(788)	—

Total deferred tax liabilities	(1,667)	(1,297)

Net deferred tax assets	$23,203	$28,689

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

The Company has permanently reinvested earnings in its foreign subsidiary. At December 31, 2009, $4,216 of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of approximately $410 would become payable if such income were to be repatriated.

At December 31, 2009, the Company has net operating loss carryovers for state and local purposes of approximately $43,000 which are available to offset future state and local income and which expire over varying periods from 2013 through 2028.

Management believes that realization of the deferred tax assets is more likely than not based upon prior years’ taxable income, the reversal of taxable temporary differences and anticipated future taxable income. No valuation allowances were recorded against deferred tax assets at December 31, 2009 and 2008.

The Company had net unrecognized tax benefits, including interest, of approximately $7,790, $7,493 and $6,492 as of December 31, 2009, 2008 and 2007, respectively, all of which, if recognized, would affect the rate. The gross unrecognized tax benefits, excluding interest and penalties, consist of the following components:

	2009	2008	2007

Balance at January 1	$7,627	$7,251	$6,899
Additions based upon current year tax positions	1,046	356	794
Additions for prior years tax positions	1,777	20	100
Reduction for prior years tax positions	(1,595)	—	(17)
Settlements	(130)	—	(325)
Lapse of statute	(1,350)	—	(200)

Balance at December 31	$7,375	$7,627	$7,251

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification in accordance with ASC 740.

The total amount of interest and penalties related to tax uncertainties recognized in the statements of operations for the years ended December 31, 2009, 2008 and 2007 was $487, $962 and $512 before federal and state benefits of $52, $336 and $179, respectively.

The total amount of accrued interest and penalties related to uncertain tax positions was $2,742 and $2,255 before federal and state benefits of $842 and $789 as of December 31, 2009 and 2008, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.

For federal tax purposes, years beginning after 2005 are still open to examination. The federal return is currently under examination for the 2006-2008 tax years. For state and local tax purposes, years beginning after 2004 are still open to examination in all state and local jurisdictions, except New York State and New York City. The New York State returns are currently under examination for the 2002-2007 tax years. The New York City returns are currently under examination for the 2004-2007 tax years. Further, it is not anticipated that the unrecognized tax benefits will significantly change over the next twelve months.

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

(14)	Industry Segment Data

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

(15)	Recent Accounting Developments

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 provides amendments to ASC 820, Fair Value Measurements and Disclosures, which would require additional fair value measurement disclosure requirements and clarifies existing disclosure requirements. The additional disclosures include significant transfers in and out of Level 1 and Level 2 fair value measurements, and reasons for the transfers, and activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on the activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. The Company expects additional disclosure requirements related to certain financial instruments as a result of the implementation of ASU No. 2010-06.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASC 810). ASC No. 2009-17 amends the Codification for the issuance of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASC No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (VIE). This calculation is replaced with an approach focused on identifying that enterprise which has the power to direct those VIE activities where such activities most significantly impact the VIE’s economic performance and that enterprise that has the obligation to absorb losses of the entity or the right to receive benefits from the VIE. The amendments of ASC No. 2009-17 also require additional disclosures about an enterprise’s involvement in VIEs. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009. In January 2010, FASB concluded to defer the implementation of the above consolidating requirement for entities that have the attributes of an investment company; and, the enterprise does not have an obligation to fund the losses of the entity if those losses are significant to that entity; and the entity is not a securitization entity, asset backed entity or what once was a “qualifying special-purpose entity”. As a result of this deferral, the Company does not expect the implementation of this standard to have a material effect on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASC 860). ASU No. 2009-16 amends the Codification for the issuance of SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.  ASU No. 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the implementation of this standard to have a material effect on its consolidated financial statements.

(16)	Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital

KBW, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share information)

Rule, which requires Keefe to maintain minimum net capital, as defined, of $8,702 as of December 31, 2009. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

December 31,
2009

Net Capital	$111,804
Excess	$103,103

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of December 31, 2009, KBWL was in compliance with its local capital adequacy requirements. At December 31, 2009, KBWL’s capital resources of approximately $36,454 exceeded the capital resources requirement by approximately $27,035.

(17)	Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly statements of operations for the years ended December 31, 2009 and 2008:

2009	First	Second	Third	Fourth

Revenues	$72,276	$105,096	$122,639	$87,144
Net income	$730	$7,213	$11,894	$3,771
Earnings per share*:
Basic	$0.02	$0.20	$0.33	$0.11
Diluted	$0.02	$0.20	$0.33	$0.11
Average shares outstanding:
Basic	31,354,507	31,405,229	31,410,337	31,619,722
Diluted	31,354,507	31,405,229	31,410,337	31,619,722

2008	First	Second	Third	Fourth

Revenues	$74,852	$71,171	$53,635	$42,559
Net loss	$(7,499)	$(9,738)	$(23,000)	$(22,112)
Earnings per share*:
Basic	$(0.24)	$(0.32)	$(0.75)	$(0.71)
Diluted	$(0.24)	$(0.32)	$(0.75)	$(0.71)
Average shares outstanding:
Basic	30,735,039	30,800,637	30,794,738	31,021,496
Diluted	30,735,039	30,800,637	30,794,738	31,021,496

*	Summation of the quarters’ revenues, net income and earnings per share may not equal the annual amounts due to rounding or the averaging effect of the number of shares outstanding throughout each respective year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related attestation report of our independent registered public accounting firm are contained in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B.	Other Information.

On February 25, 2010, the compensation committee of our board of directors (the “Compensation Committee”) approved certain actions affecting compensation for Messrs. Duffy, Michaud, Senchak, Giambrone and Kleinman (collectively, the “Named Executive Officers”).

Adoption of Long Term Incentive Program

The Compensation Committee adopted a Long Term Incentive Program (the “LTIP”) under the KBW, Inc. 2009 Incentive Compensation Plan (the “Plan”). The LTIP allows us to make awards of Performance Units under the Plan to selected employees, which awards will provide for payments of such amounts pursuant to such terms and conditions as the Compensation Committee shall determine, which will be set forth in a related award letter or agreement entered into by and between the Company and the award recipient (each such letter or agreement, an “Award Letter”). The LTIP provides that amounts specified or calculated pursuant to awards may be earned during a performance cycle established for such an award upon the achievement of specified performance goals.

Grant of Long Term Incentive Awards to Messrs. Duffy, Senchak and Michaud

The Compensation Committee approved the award of Performance Units (each, an “LTIP Award”) to each of John G. Duffy, Chairman and Chief Executive Officer, Andrew M. Senchak, Vice Chairman and President, and Thomas B. Michaud, Vice Chairman and Chief Operating Officer. The terms of each LTIP Award are set forth in a related Award Letter entered into by and between KBW, Inc. and each LTIP Award recipient.

Each of these LTIP Awards established performance cycles and amounts payable based on the achievement of certain levels of cumulative growth in adjusted earnings per share (“Cumulative Adjusted EPS”) during the performance cycle. Under the LTIP, the percentage of the LTIP Awards earned for each performance cycle is determined in accordance with the following schedule, subject to any adjustment by the Committee in its discretion in the case of any or all participants:

Percentage of
Actual Cumulative Adjusted EPS for Performance Cycle	LTIP Awards Earned

Maximum or above	200%
Target	100%
Threshold or Below Threshold	0%

In granting the LTIP Award, the Compensation Committee established the Threshold, Target and Maximum Cumulative EPS growth levels for the 2010 performance cycle of $0.85, $0.95 and $1.05, respectively and for subsequent performance cycles to be 3%, 9% and 12% growth, respectively, above the 2010 levels. If Actual Cumulative EPS for a performance cycle is between Threshold and Target or between Target and Maximum, the percentage of LTIP Awards earned between 0% and 100% or between 100% and 200%, respectively, shall be determined by linear interpolation.

The following table provides the terms of the LTIP Awards for Each of Messrs Duffy, Senchak and Michaud for each performance cycle.

LTIP Awards for Each of Messrs. Duffy, Senchak and Michaud
for Each Performance Cycle

	LTIP Award Amount at
	Attainment of Target	Year of Potential
Performance Cycle	Cumulative Adjusted EPS	Payout

2010	$333,333	2011
2010-2011	$666,667	2012
2010-2012	$1,000,000	2013

For purposes of the LTIP Awards, “Cumulative Adjusted EPS” is defined as earnings per share, as reported in the consolidated financial statements of the Company prepared in conformity with United States generally accepted accounting principles as codified in the FASB Accounting Standards Codification (“GAAP”) as applied to SEC registrants (or any other governing accounting standards as may from time to time in the future be applicable for SEC registrants) as adjusted to eliminate:

•	the impact of all performance based awards during the relevant performance cycle, including awards under the LTIP, for any Named Executive Officer;

•	the effect of any tax, assessment or similar charge enacted or implemented by a government or governmental agency which is not of general application to corporate taxpayers in the relevant jurisdiction; and

•	any quantifiable Non-GAAP (or other applicable accounting standard) adjustment to net income for the relevant performance cycle reported in a public filing with the SEC prior to the determination of the percentage of LTIP Award earned for such performance cycle.

The foregoing descriptions of each of the LTIP and the Award Letters related to the LTIP Awards is qualified by reference to the terms of the LTIP and the form of Award Letter, respectively, a copy of each of which is filed as an exhibit to this Annual Report on Form 10-K.

Establishment of Annual Performance Goals Applied to 2009 Restricted Stock Bonus Awards
Previously Granted to Named Executive Officers

As previously reported in a Form 8-K filed by us on February 5, 2010 and Form 8K/A filed by us on February 10, 2010, we granted to each Named Executive Officer on February 5, 2010 a 2009 year-end restricted stock award as part of their 2009 year-end bonus. The award agreement for each such restricted stock award provides that, in order for the Named Executive Officer to receive shares on the specified vesting dates, the “Adjusted Pre Tax Net Income” for the performance period related to such vesting determination must be positive. The award agreement required that the Compensation Committee establish the definition of Adjusted Pre Tax Net Income within the first 90 days of the 2010 calendar year.

On February 25, 2010, the Compensation Committee established the definition of Adjusted Pre Tax Net Income for purposes of the 2009 year-end restricted stock awards to the Named Executive Officers. Adjusted Pre Tax Net Income for any performance period or cycle is defined to mean the pre tax consolidated income of the Company for such period or cycle determined in conformity with GAAP as applied to SEC registrants (or any other governing accounting standards as may from time to time in the future be applicable for SEC registrants) adjusted to eliminate:

•	the impact of all performance based awards during the relevant performance period or cycle for any Named Executive Officer;

•	the effect of any tax, assessment or similar charge enacted or implemented by a government or governmental agency which is not of general application to corporate taxpayers in the relevant jurisdiction; and

•	any quantifiable Non-GAAP (or other applicable governing accounting standard) adjustment to income for the relevant performance period or cycle reported in a public filing with the SEC prior to the determination of the achievement of the performance criteria for such performance period or cycle.

Determination of 2010 Cash Bonus and Related Performance Goals for Named Executive Officers

The Compensation Committee adopted resolutions providing that the 2010 year-end cash bonus (the “2010 Cash Bonus”) for Named Executive Officers would be performance based compensation. The resolutions provided that each of the Named Executive Officers would receive a 2010 Cash Bonus at the time that 2010 year-end bonuses were generally paid to employees, subject to the requirement that, for calendar year 2010, the Company’s Adjusted Net Pre Tax Income, as defined in such resolutions, must be positive. The Compensation Committee provided that the amount of the 2010 Cash Bonus for each Named Executive Officer would be determined by applying a designated percentage to the amount of consolidated revenues for calendar year 2010 as reported by the Company in a public filing with the SEC prior to the determination of the 2010 Cash Bonus amount. The Compensation Committee retained discretion to reduce the amount of any or all of the Named Executive Officer’s 2010 Cash Bonus as part of any determination by the Compensation Committee to limit overall compensation expenses of the Company, in order that the Operating Compensation and Benefits Ratio (as defined) of the Company for 2010 does not exceed established thresholds.

For purposes of determining eligibility of Named Executive Officers to receive 2010 Cash Bonuses, the Compensation Committee defined “Adjusted Pre Tax Net Income” to mean the pre tax consolidated income of the Company for calendar year 2010 determined in conformity with GAAP as applied to SEC registrants (or any other governing accounting standards as may from time to time in the future be applicable for SEC registrants) adjusted to eliminate:

•	the impact of all performance based awards during the relevant performance period or cycle for any Named Executive Officer;

•	the effect of any tax, assessment or similar charge enacted or implemented by a government or governmental agency which is not of general application to corporate taxpayers in the relevant jurisdiction; and

•	any quantifiable Non-GAAP (or other applicable governing accounting standard) adjustment to income for the relevant performance period or cycle reported in a public filing with the SEC prior to the determination of the achievement of the performance criteria for such performance cycle.

The Operating Compensation and Benefits Ratio for 2010 means the 2010 Operating Compensation and Benefits Expense expressed as a percentage of the Company’s 2010 consolidated revenues. The 2010 Operating Compensation and Benefits Expense means the Company’s compensation and benefits expense for 2010, calculated in conformity with GAAP, as adjusted to eliminate the amortization of the Company’s 2006 IPO restricted stock awards, or any other quantifiable Non-GAAP adjustment to GAAP compensation and benefits expense for 2010 that may be reported in a public filing with the SEC prior to the determination of the achievement of the performance criteria for 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 52 through 80 herein.

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

Date: February 26, 2010

KBW, INC.

By:	/s/ John G. Duffy
Name:    John G. Duffy
Title:     Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 26, 2010

Signature	Title

/s/ John G. Duffy John G. Duffy	Director, Chairman and Chief Executive Officer (principal executive officer)

/s/ Robert Giambrone Robert Giambrone	Chief Financial Officer (principal financial and accounting officer)

/s/ Andrew M. Senchak Andrew M. Senchak	Director

/s/ Thomas B. Michaud Thomas B. Michaud	Director

/s/ Daniel M. Healy Daniel M. Healy	Director

/s/ Christopher M. Condron Christopher M. Condron	Director

/s/ James K. Schmidt James K. Schmidt	Director

/s/ Michael J. Zimmerman Michael J. Zimmerman	Director

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation of KBW, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2007 filed on November 13, 2007).
3.2		Second Amended and Restated Bylaws of KBW, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed October 22, 2008).
4.1		Specimen Common Stock Certificate of KBW, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
4.2		Second Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10	.1†	KBW, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10.2		Fully Disclosed Clearing Agreement, dated as of October 22, 1992, between Pershing LLC and Keefe, Bruyette & Woods, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.3		Agreement of Lease, dated November 12, 2002, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.4		First Amendment to Lease, dated September 6, 2003, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.5		Second Amendment to Lease, dated September 6, 2004, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).
10.6		Sublease between Keefe, Bruyette & Woods, Inc. and National Financial Partners Corp., dated as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 7, 2007).
10	.7†	KBW, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).
10	.8†	KBW, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 9, 2008).
10	.9†	Form of Restricted Stock Award Agreement for Awards under the 2006 Equity Incentive Plan in connection with the IPO (incorporated by reference to Exhibit 10.8 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2006, filed on March 30, 2007).
10	.10†	Form of Restricted Stock Award Agreement for February 2008 awards to employees under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2007, filed on February 28, 2008).
10	.11†	Form of Restricted Stock Award Agreement for February 2009 awards to employees under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).
10	.12†	KBW, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 10, 2009).
10	.13†	Form of Restricted Stock Award Agreement for February 2010 awards to Messrs. Duffy, Michaud, Senchak, Kleinman and Giambrone (the “Named Executive Officers”) under the 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K/A filed on February 10, 2010).
10	.14*†	Form of Restricted Stock Award Agreement for February 2010 awards to employees other than the Named Executive Officers under the 2009 Incentive Compensation Plan.

E-1

10	.15*†	Long Term Incentive Plan (“LTIP”) under the KBW, Inc. 2009 Incentive Compensation Plan, effective as of February 25, 2010.
10	.16*†	Form of LTIP Award Letter by and between KBW, Inc. and each of Messrs. Duffy, Senchak and Michaud, dated as of February 25, 2010.
10	.17†	Employment Agreement by and between John G. Duffy and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K/A filed on February 10, 2010).
10	.18†	Employment Agreement by and between Thomas B. Michaud and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K/A filed on February 10, 2010).
10	.19†	Employment Agreement by and between Andrew M. Senchak and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K/A filed on February 10, 2010).
10	.20†	Amended and Restated Change of Control Agreement by and between Robert Giambrone and KBW, Inc., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).
10	.21†	Amended and Restated Change of Control Agreement by and between Mitchell B. Kleinman and KBW, Inc., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).
11		Statement regarding computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 14 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section(b)(11) of Item 601 of Regulation S-K).
21	.1*	List of Subsidiaries of KBW, Inc.
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory arrangement

*	Filed herewith

E-2