Form 10-Q
period 2010-03-31
KBW, INC.
filed 2010-05-06
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

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

Yes    ☐   No     ☑

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as April 30, 2010 was 35,471,666, which number includes 4,037,079 shares representing unvested restricted stock awards and excludes 1,046,448 shares underlying vested restricted stock units.

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

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31,
	2010	December 31,
	(unaudited)	2009
ASSETS
Cash and cash equivalents	$177,220	$203,180
Financial instruments owned, at fair value:
Equities	81,812	56,720
Corporate and other debt	73,911	75,754
Mortgage-backed securities	33,656	-
Other investments	45,092	41,917
	234,471	174,391
Receivables from clearing brokers	82,803	161,811
Accounts receivable	39,659	28,703
Income taxes receivable	831	1,129
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $26,835 in 2010 and $25,636 in 2009	18,636	18,800
Other assets	43,143	43,354
Total assets	$596,763	$631,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$49,509	$31,288
Corporate debt	2,408	4,723
U.S. Government and agency securities	4,302	962
	56,219	36,973
Accounts payable, accrued expenses, and other liabilities	63,056	134,658
Income taxes payable	14,144	10,668
Total liabilities	133,419	182,299

Stockholders’ equity:
Preferred stock	-	-
Common stock	314	307
Paid-in capital	165,542	161,168
Retained earnings	310,247	298,626
Notes receivable from stockholders	(120)	(609)
Accumulated other comprehensive loss	(12,639)	(10,423)
Total stockholders’ equity	463,344	449,069
Total liabilities and stockholders’ equity	$596,763	$631,368

See accompanying notes to consolidated financial statements.

KBW INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Investment banking	$69,962	$26,860
Commissions	35,404	36,019
Principal transactions, net	19,047	4,116
Interest and dividend income	2,884	1,738
Investment advisory fees	294	313
Other	5,719	3,230
Total revenues	133,310	72,276
Expenses:
Compensation and benefits	81,878	45,667
Occupancy and equipment	5,612	5,159
Communications and data processing	7,656	6,660
Brokerage and clearance	5,086	3,882
Business development	3,460	3,032
Interest	258	169
Other	9,050	5,777
Total expenses	113,000	70,346
Income before income taxes	20,310	1,930
Income tax expense	8,689	1,200
Net income	$11,621	$730

Earnings per common share:
Basic	$0.32	$0.02
Diluted	$0.32	$0.02

Weighted average number of common shares outstanding:
Basic	32,240,838	31,354,507
Diluted	32,240,838	31,354,507

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

(unaudited)

(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Loss	Equity
Balance at December 31, 2009	$-	$307	$161,168	$298,626	$(609)	$(10,423)	$449,069
Net income	-	-	-	11,621	-	-	11,621
Other comprehensive loss, currency translation adjustment	-	-	-	-	-	(2,216)	(2,216)
Total comprehensive income							9,405
Amortization of stock-based compensation	-	-	14,294	-	-	-	14,294
Cancellation of 433,879 shares of restricted stock in satisfaction of withholding tax requirements	-	(4)	(11,580)	-	-	-	(11,584)
Issuance of 1,114,502 shares of common stock	-	11	25,856	-	-	-	25,867
Stock-based awards vested	-	-	(25,808)	-	-	-	(25,808)
Tax benefit related to stock-based awards	-	-	1,612	-	-	-	1,612
Repayment of notes receivable from stockholders	-	-	-	-	489	-	489
Balance at March 31, 2010	$-	$314	$165,542	$310,247	$(120)	$(12,639)	$463,344

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding

March 31, 2010	$ 0.01	10,000,000	-	-
December 31, 2009	$ 0.01	10,000,000	-	-

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(*)	Outstanding(*)

March 31, 2010	$ 0.01	140,000,000	31,430,320	31,430,320
December 31, 2009	$ 0.01	140,000,000	30,749,697	30,749,697

(*)These share amounts exclude legally vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$11,621	$730
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of stock-based compensation	14,294	12,025
Depreciation and amortization	1,269	1,192
Deferred income tax expense	3,064	393

(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(60,700)	11,440
Securities purchased under resale agreements	-	(8,058)
Receivables from clearing brokers	78,641	4,314
Accounts receivable	(11,066)	(200)
Income taxes receivable	252	2,216
Other assets	(2,985)	(1,309)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	19,396	18,231
Securities sold under repurchase agreements	-	8,613
Accounts payable, accrued expenses and other liabilities	(71,160)	(92,354)
Income taxes payable	3,477	149
Net cash used in operating activities	(13,897)	(42,618)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(1,115)	(1,016)
Net cash used in investing activities	(1,115)	(1,016)
Cash flows from financing activities:
Issuance of shares of common stock	59	53
Cancellation of restricted stock in satisfaction of withholding tax requirements	(11,584)	(4,463)
Excess (shortfall) net tax benefit related to stock-based awards	1,612	(1,334)
Repayment of notes receivable from stockholders	489	1,516
Net cash used in financing activities	(9,424)	(4,228)
Currency adjustment:
Effect of exchange rate changes on cash	(1,524)	(994)
Net decrease in cash and cash equivalents	(25,960)	(48,856)
Cash and cash equivalents at the beginning of the period	203,180	194,981
Cash and cash equivalents at the end of the period	$177,220	$146,125

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$906	$103
Interest	$224	$260

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except per share information)

(1)              Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), Keefe, Bruyette & Woods Asia Limited (“KBWAL”), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, SWX Europe and Deutsche Boerse.  KBWAL is a securities firm licensed and regulated by the Securities and Futures Commission in Hong Kong.   Keefe’s, KBWL’s and KBWAL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis and is responsible for clearance and settlement for both KWBL and KBWAL.

These consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in its Annual Report on Form 10-K filed with the SEC. These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of results for the entire year.

(2)              Summary of Significant Accounting Policies

(a)               Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

In September 2009, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles (FASB Accounting Standards Codification 105).  SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.

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

The Company consolidates entities for which it has a controlling financial interest as defined in ASC 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when its interests in the entity are expected to absorb a majority the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at March 31, 2010.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at March 31, 2010.

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

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Such election must be applied to the entire instrument and not only a portion of the instrument.  The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value by the Company prior to the fair value option election in accordance with the ASC 940, Financial Services — Broker and Dealers. Generally, the fair values of these financial instruments have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. During the fourth quarter of 2009, the Company elected to adopt the measurement amendments included in Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820).  ASU No. 2009-12 permits, as a practical expedient, the use of the net asset value per share, or its equivalent, of an entity to estimate its fair value. The Company’s partnership interests are recorded at fair value, determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions and changes in market conditions up to the reporting date.

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

There were no resale or repurchase agreements outstanding as of March 31, 2010.

(g)               Receivables From Clearing Brokers

Receivables from clearing brokers include proceeds from securities sold, including financial instruments sold not yet purchased, commissions related to securities transactions, margin loans and related interest and deposits with clearing brokers. Proceeds related to financial instruments sold, not yet purchased may be restricted until the securities are purchased.  Balances are provided net when the right of set-off exists.

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

Capital markets revenue consists of:

•      Underwriting revenues, which are recognized on trade date, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates the Company’s share of transaction-related expenses incurred by the syndicate, and the Company recognizes revenue net of such expense. On final settlement, the Company adjusts these amounts to reflect the actual transaction-related expenses and resulting underwriting fee.

•      Private placement revenues, which are recorded when the services related to the underlying transaction are completed under the terms of the engagement.  This is generally the closing date of the transaction.

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

(l)                  Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income applicable to common shareholders, which represents net income reduced by the allocation of earnings to participating securities, by the weighted average number of common shares.  Losses are not allocated to participating securities.  The weighted average number of common shares outstanding include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock.  Diluted EPS includes the determinants of basic EPS and, in addition, give effect to potentially dilutive common shares related to Company stock compensation plans.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, options, warrants, and convertible preferred stock.  This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three months ended March 31, 2010.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach.   The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, certain preferred stock, convertible debt and residential mortgage-backed securities.  There were no transfers in or out of Level 2 during the three months ended March 31, 2010.

Fair value of corporate debt, preferred stock, convertible debt and residential mortgage-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

financial condition, operating results and credit ratings of the issuer or underlying companies.

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

Fair value of banking and insurance company trust preferred and capital securities classified as Level 3 was determined by primarily utilizing a market spread method for each of the individual trust preferred and capital securities utilizing credit spreads for secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions based on certain assumptions. The key market inputs in this method are the discount margins, market spreads applied, the yield expectations for similar instruments and the financial condition, operating results and credit ratings of the issuer or underlying company.

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

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent) as of March 31, 2010:

Type of Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Long/short hedge funds (a)	$12,948	$—	Monthly	30 Days
Public/private equity funds (b)	32,144	21,307	n/a	n/a
	$45,092	$21,307

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

Assets at Fair Value as of March 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$45,305	$18	$23,265	$68,588
Corporate and other debt:
Corporate debt	-	46,883	9,651	56,534
CDOs	-	5,481	1	5,482
Other debt obligations(1)	-	-	11,895	11,895
Total corporate and other debt	-	52,364	21,547	73,911
Mortgage-backed securities - residential	-	33,656	-	33,656
Other investments(2)	-	-	45,092	45,092
Total non-derivative trading assets	45,305	86,038	89,904	221,247
Equity options/warrants	13,224	-	-	13,224
Total financial instruments owned	$58,529	$86,038	$89,904	$234,471

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of March 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$45,071	$-	$-	$45,071
Corporate debt	-	2,408	-	2,408
U.S. Government and agency securities	4,302	-	-	4,302
Total non-derivative trading liabilities	49,373	2,408	-	51,781
Equity options/warrants	4,438	-	-	4,438
Total financial instruments sold, not yet purchased	$53,811	$2,408	$-	$56,219

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$40,197	$22	$15,873	$56,092
Corporate and other debt:
Corporate debt	9,354	38,604	10,000	57,958
CDOs	-	5,448	1	5,449
Other debt obligations(1)	-	-	12,347	12,347
Total corporate and other debt	9,354	44,052	22,348	75,754
Other investments(2)	-	-	41,917	41,917
Total non-derivative trading assets	49,551	44,074	80,138	173,763
Derivative financial instruments	628	-	-	628
Total financial instruments owned	$50,179	$44,074	$80,138	$174,391

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$31,191	$-	$-	$31,191
Corporate debt	-	4,723	-	4,723
U.S. Government and agency securities	962	-	-	962
Total non-derivative trading liabilities	32,153	4,723	-	36,876
Derivative financial instruments	97	-	-	97
Total financial instruments sold, not yet purchased	$32,250	$4,723	$-	$36,973

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

Level 3 Financial Assets

	Balance as of December 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales), net	Transfers in (out) of Level 3	Balance as of March 31, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,873	$27	$7,365	$-	$23,265	$27
Corporate and other debt:
Corporate debt	10,000	(349)	-	-	9,651	(349)
CDOs	1	-	-	-	1	-
Other debt obligations	12,347	(452)	-	-	11,895	(452)
Total corporate and other debt	22,348	(801)	-	-	21,547	(801)
Other investments	41,917	1,828	1,347	-	45,092	1,828
Total Level 3 financial assets	$80,138	$1,054	$8,712	$-	$89,904	$1,054

	Balance as of December 31, 2008	Total gains and (losses) (realized and unrealized)	Purchases/ (sales), net	Transfers in (out) of Level 3	Balance as of March 31, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date

Non-derivative trading assets	$82,303	($5,030)	$1,139	$764	$79,176	($5,232)

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and were reported in principal transactions, net in the accompanying consolidated statements of operations. Additionally, the change in the unrealized gains and losses may be offset by realized gains and losses during the period.

Purchases/sales represent the net amount of Level 3 assets that were either purchased or sold during the period. The amounts were recorded at their end of period fair values.

Transfers in/out of Level 3 represent existing financial assets that were previously categorized at a lower level.  Transfers in or out of Level 3 result from changes in the observability of inputs used in determining fair values for different types of financial assets.  Transfers were reported at their fair value as of the actual date in which such changes in the fair value inputs occurs.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in principal transactions, net in the accompanying consolidated statements of operations.  The change in unrealized gains and losses may be offset by realized gains and losses during the period.

(4)         Short-Term Borrowings

From time to time, the Company obtains secured short-term borrowings primarily through bank loans.  At March 31, 2010 and December 31, 2009, there were no short-term borrowing obligations outstanding.

(5)         Commitments and Contingencies

(a)               Leases

As of March 31, 2010, there were no significant changes in the Company’s lease agreements since December 31, 2009.

(b)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At March 31, 2010, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Sentinel Management Group Litigation

On January 12, 2009, Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. (“Sentinel”), filed a lawsuit in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC.  Ms. Rodriguez and Mr. Mohr were employed by Cohen & Company subsequent to being employed by Keefe and the complaint relates to activities by them at both Keefe and their subsequent employer.

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

On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”).  The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers.  The Second Complaint makes substantially the same allegations as the complaint described above.  Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously.  On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing.  The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.   On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon.  Currently, the Second Complaint remains stayed, pending the possibility of further appellate review in Grede v. Bank of New York Mellon, including en banc review by the Seventh Circuit and/or review by the Supreme Court.

MidFirst Bank Litigation

On December 6, 2007, MidFirst Bank (“MidFirst”) filed a lawsuit against Keefe in the Federal District Court for the Western District of Oklahoma, in an action captioned MidFirst Bank v. Keefe, Bruyette & Woods, Inc., Case No. 07-CV-1384-R (W.D. Oklahoma.).  The complaint arises out of MidFirst’s investment in subordinated trust certificates, which Keefe solicited MidFirst to acquire in early 2007.  MidFirst acquired the securities for approximately $5,000.  During the fall of 2007, in connection with the failure of the global markets, MidFirst’s investment declined in value.  MidFirst sued Keefe, claiming that Keefe misrepresented the terms of the securities.  MidFirst initially alleged that Keefe violated Section 10(b) of the Exchange Act, the Oklahoma Uniform Securities Act, committed common law fraud and negligent misrepresentation.   Keefe moved to dismiss and the Court granted the motion to dismiss the Section 10(b) claim which was not repleaded.  Based on its state law claims, MidFirst is seeking a rescission of approximately $5,100 in compensatory damages and an unspecified sum for punitive damages and attorney’s fees or in the alternative damages of approximately $2,400.

Keefe answered the complaint and brought a third-party complaint against Wachovia Capital Markets LLC (“Wachovia”), which solicited Keefe to sell these securities and which knew Keefe was purchasing them for resale to a customer.  Keefe’s claims against Wachovia are for contribution and indemnity, common law fraud and negligent misrepresentation.  Wachovia has answered the third-party complaint, denying all material allegations.

The parties are in the discovery process of this litigation and the case is currently scheduled for trial commencing in August 2010. Keefe has been and is continuing to defend against the MidFirst suit and prosecuting Keefe’s claims against Wachovia vigorously.

(c)                Investment Commitments

As of March 31, 2010, the Company had approximately $21,307, including $9,588 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.

(6)         Financial Instruments with Off-Balance-Sheet Risk

In the normal course of its principal trading activities, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options, warrants, futures and mortgage-backed to-be-announced (“TBA”) securities, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options and warrants are conducted through regulated exchanges, which clear and guarantee performance of counterparties.

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

(b)               Derivative Financial Instruments

The Company’s derivative activities consist of writing and purchasing listed equity options and/or warrants and, from time to time, futures on interest rate, currency and equity products and mortgage-backed TBA securities for trading for our own account.  Options and warrants are included in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value in the accompanying consolidated statements of financial condition. See also Note 3 of the Notes to Consolidated Financial Statements for additional details. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the fair value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.

In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional contract amounts, which are not included on the consolidated statements of financial condition, are used as a basis to calculate contractual cash flows to be exchanged and generally are not actually paid or received.

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
March 31, 2010:
Purchased options/warrants	$35,916	$6,492	$13,224
Written options	$22,415	$2,118	$4,438
Short futures contracts	$5,792	$-	$-
Agency mortgage-backed TBA securities	$20,300	$14	$44

December 31, 2009:
Purchased options/warrants	$8,285	$380	$628
Written options	$630	$511	$97
Short futures contracts	$6,136	$-	$-

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the period ended March 31, 2010:

Type of Instrument	Principal Transactions, Net
Equities	$5,051
Corporate and other debt	8,831
Mortgage-backed securities	3,337
Other investments	1,828
Total	$19,047

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

The revenue related to the equities and mortgage-backed securities categories included realized and unrealized gains and losses on both derivative instruments and non-derivative instruments. Corporate and other debt and other investments included realized and unrealized gains and losses on non-derivative instruments.

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

(8)         Notes Receivable from Stockholders

Notes receivable from stockholders represent full recourse notes issued to employees for their purchases of stock acquired pursuant to the Company’s book value stock purchase plan. Loans are payable in annual installments and bear interest of 5.0% per annum.

(9)         Stock-Based and Other Incentive Compensation

Stock-Based Compensation

At March 31, 2010, the Company had one effective stock-based compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  As part of the 2009 year-end performance award process (“2009 Bonus Awards”), the Company granted 1,344,042 restricted stock awards (“RSAs”) under the Plan to certain employees in February 2010. The aggregate fair value of the RSAs granted in connection with the 2009 Bonus Awards in February 2010 was $35,321.  This value was based upon the grant date share price of $26.28. RSAs are actual shares of common stock issued to the participant that are restricted.   The stock granted in connection with the 2009 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment and in certain circumstances failing to meet performance criteria.

For 2009 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2009 Bonus Awards, the Company recognizes compensation expense ratably from the grant date to the retirement eligibility date. The Company recorded accelerated non-cash incremental compensation expense of $4,824 in the first quarter of 2010 related to 2009 Bonus Awards granted to retirement-eligible employees (including employees who will be retirement-eligible prior to vesting).

Long Term Incentive Program

In February 2010, the Company adopted a Long Term Incentive Program (the “LTIP”) under the Plan.  The LTIP allows the Company to make awards under the Plan to selected employees, which awards will provide for payments of such amounts pursuant to such terms and conditions as the Company shall determine.  The LTIP provides that amounts specified or calculated pursuant to awards may be earned during a performance cycle established for such an award upon the achievement of specified performance goals.

During the first quarter of 2010, the Company approved awards under the Plan to three employees.  The LTIP awards have established performance cycles and amounts payable based on achieving specific performance criteria during the performance cycle.

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(10)  Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended
	March 31,
	2010	2009

Net income	$11,621	$730
Less: Allocation of earnings to participating securities	1,258	85
Net income applicable to common shareholders	$10,363	$645

Weighted average number of common share outstanding (1)(2):
Basic	32,240,838	31,354,507
Effect of dilutive securities - restricted stock	-	-
Diluted	32,240,838	31,354,507

Earnings per common share(1)(2):
Basic	$0.32	$0.02
Diluted	$0.32	$0.02

(1) Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 3,914,573 and 4,108,919 for the three months ended March 31, 2010 and 2009, respectively.

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

(11)  Income Taxes

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  In addition, the following information required by ASC 740 is provided:

•                  The Company’s gross unrecognized tax benefits, excluding interest, have not changed significantly since December 31, 2009.

•                  The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expenses.   As of March 31, 2010, this amount had not changed significantly since December 31, 2009.

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(13)  Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $3,411 as of March 31, 2010. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

March 31, 2010
Net Capital	$107,265
Excess	$103,854

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of March 31, 2010, KBWL was in compliance with its local capital adequacy requirements.  At March 31, 2010, KBWL’s capital resources of approximately $34,222 exceeded the capital resources requirement by approximately $24,436.

(14)  Recent Accounting Developments

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 requires additional fair value measurement disclosure requirements and clarifies certain existing disclosure requirements. The additional disclosures include significant transfers in and out of Level 1 and Level 2 fair value measurements, and reasons for the transfers, and activity in Level 3 fair value measurements.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on the activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. In January 2010, the Company adopted ASU No. 2010-06, except for the disclosure requirements related to the activity in Level 3 fair value measurements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Cautionary Statement Regarding Forward Looking Statements

We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of these markets, the level and shape of the yield curve, political events and regulatory developments, and competition. These factors influence our investment banking operations in that such factors affect the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. These market forces may cause our revenues and earnings to fluctuate significantly from period to period and the results of any one period should not be considered indicative of future results.  See “—Business Environment.”

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

Business Environment

Our business activities focus on the financial services sector, the landscape of which, in the U.S. and globally, has continued to evolve since the global financial crisis began in 2007.  In the U.S. there has been some return of market confidence in this sector and very strong activity in capital markets’ transactions, as selected companies have recapitalized following the completion by U.S. bank regulators of the Supervisory Capital Assessment Program, which provided markets with a uniform approach for estimating loan losses in valuing U.S. bank stocks.  Since the first quarter of 2009, the equity value of the U.S. financial sector has increased dramatically, which trend accelerated since the beginning of 2010.   Many institutions have positioned themselves to take advantage of acquisition opportunities that may develop, in some cases with government assistance.  We continued to be very active in capital markets transactions, participating in 24 equity capital raises for the first quarter in 2010.  However, the sector remains under stress and the market stability and continuation of current trends is not certain.  The valuation of certain classes of assets remains uncertain and there are continuing concerns in the credit quality of multiple asset classes, especially commercial real estate.  Securitization markets have not broadly reopened.  U.S. unemployment remains high and lenders continue to lend only to the most credit worthy borrowers, making credit tight across the broad economy.

In the U.S., the financial services sector remains highly fragmented.  There are approximately 1,020 publicly traded banks and thrifts and approximately 7,930 different banking entities in the U.S.  Because of our focus, we are particularly impacted by economic and market conditions affecting this sector.  Although many larger financial institutions have succeeded in recapitalizing and have repaid government assistance, bank failures among smaller institutions have continued.  In the first quarter of 2010,  there were 41 failed U.S. banks with assets totaling $19.7 billion compared to 21 failed banks in the U.S. with assets totaling $5.5 billion in the first quarter of 2009.  Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our stock and the securities of other companies in the sector.

Globally, there continues to be some stress in Europe with a bailout of sovereign debt for Greece posing challenges for the economies of other European countries putting stress on European financial markets.

It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues.   Even with increasing market stabilization in recent quarters, there has not been a significant return of M&A activity.  During 2009 and in the first quarter of 2010, many financial institutions have reported operating profitability, although others reported significant losses, in particular resulting from increases to loan loss reserves.  There are proposals in Congress to substantially change the regulation of the banking sector, including proposals to impose limitations on certain activities by banking entities.  Even if enacted, these laws will require substantial rulemaking prior to implementation, and the impact on our industry and on many of our clients and customers cannot currently be predicted.  We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in both the U.S. and Europe.

Results of Operations

Three Months Ended March  31, 2010 Compared with Three Months Ended March 31, 2009

Overview

Total revenues increased $61.0 million, or 84.4%, to $133.3 million for the three months ended March 31, 2010, compared with $72.3 million for the three months ended March 31, 2009. This increase was primarily due to record investment banking revenues of $70.0 million for the three months ended March 31, 2010, an increase of $43.1 million compared with the three months ended March 31, 2009.  In addition, principal transactions, net increased $14.9 million compared with the three months ended March

31, 2009.

Total expenses were $113.0 for the three months ended March 31, 2010 compared with $70.3 for the three months ended March 31, 2009.  The increase was due to a $36.2 million increase in compensation and benefits expense, reflecting higher revenues, and a $6.4 million increase in non-compensation expenses.

We recorded net income of $11.6 million, or $0.32 per diluted share, for the three months ended March 31, 2010, compared with $0.7 million, or $0.02 per diluted share, for the same period in 2009. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net income was $13.1 million, or $0.36 per diluted share for the three months ended March 31, 2010, compared with $1.6 million, or $0.05 per diluted share for the same period in 2009. See “-Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Period to Period
	2010	2009	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$69,962	$26,860	$43,102	160.5%
Commissions	35,404	36,019	(615)	(1.7)
Principal transactions, net	19,047	4,116	14,931	362.8
Interest and dividend income	2,884	1,738	1,146	65.9
Investment advisory fees	294	313	(19)	(6.1)
Other	5,719	3,230	2,489	77.1
Total revenues	133,310	72,276	61,034	84.4
Expenses:
Compensation and benefits	81,878	45,667	36,211	79.3
Occupancy and equipment	5,612	5,159	453	8.8
Communications and data processing	7,656	6,660	996	15.0
Brokerage and clearance	5,086	3,882	1,204	31.0
Business development	3,460	3,032	428	14.1
Interest	258	169	89	52.7
Other	9,050	5,777	3,273	56.7
Non-compensation expenses	31,122	24,679	6,443	26.1
Total expenses	113,000	70,346	42,654	60.6
Income before income taxes	20,310	1,930	18,380	952.3
Income tax expense	8,689	1,200	7,489	624.1
Net income	$11,621	$730	$10,891	1,491.9%

Non-GAAP Financial Measures

Compensation cost for stock-based awards are measured at fair value on the date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.

We reported our compensation and benefits expense, income before income taxes, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended March 31, 2010 in our April 29, 2010 press release. The non-GAAP amounts exclude compensation expense related to the amortization of IPO restricted stock awards granted in November 2006.

Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the periods ended March 31, 2010 and 2009. Specifically, our management believes that these non-GAAP measures provide useful information by excluding certain items that may not be indicative of our core operating results and business outlook. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not and likely will not include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance.

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

The following table provides details with respect to reconciling compensation and benefits expense, income before income taxes, income tax expense, net income, compensation ratio and basic and diluted earnings per share on a non-GAAP basis for the three months ended March 31, 2010 and 2009.

		Reconciliation
	GAAP	Amount		Non-GAAP
	(dollars in thousands, except per share information)
Quarter Ended March 31, 2010
Compensation and benefits expense	$81,878	$(2,558)	(a)	$79,320
Income before income taxes	$20,310	$2,558	(a)	$22,868
Income tax expense	$8,689	$1,094	(b)	$9,783
Net income	$11,621	$1,464	(c)	$13,085
Compensation ratio (d):	61.4%			59.5%

Earnings per share (e):
Basic	$0.32	$0.04		$0.36
Diluted	$0.32	$0.04		$0.36

Weighted average number of common shares outstanding (e):
Basic	32,240,838	-	(f)	32,240,838
Diluted	32,240,838	-	(f)	32,240,838

Quarter Ended March 31, 2009
Compensation and benefits expense	$45,667	$(2,302)	(a)	$43,365
Income before income taxes	$1,930	2,302	(a)	$4,232
Income tax expense	$1,200	$1,431	(b)	$2,631
Net income	$730	$871	(c)	$1,601
Compensation ratio (d):	63.2%			60.0%

Earnings per share (e):
Basic	$0.02	$0.03		$0.05
Diluted	$0.02	$0.03		$0.05

Weighted average number of common shares outstanding (e):
Basic	31,354,507	-	(f)	31,354,507
Diluted	31,354,507	-	(f)	31,354,507

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

(d)         The first quarter 2010 and first quarter 2009 compensation ratios were calculated by dividing compensation and benefits expense by total revenues of $133,310 and $72,276, respectively.

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

A limitation of utilizing these non-GAAP measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that our GAAP measures of compensation and benefits expense, income before income taxes, income tax expense, net income, and basic and diluted earnings per share and the same respective non-GAAP measures of our financial performance should be considered together.

We expect to grant restricted stock awards and other share-based compensation in the future. We do not expect to make any such substantial grants to employees outside of our regular compensation and hiring process, as we did when we granted IPO restricted stock awards.

Revenues

Investment Banking

Investment banking revenue was $70.0 million for the three months ended March 31, 2010 compared with $26.9 million for the same period in 2009, an increase of $43.1 million, or 160.5%. Capital markets revenue increased $36.1 million, or 206.3%, to a quarterly record of $53.6 million for the three months ended March 31, 2010 compared with $17.5 million for the same period in 2009. The increase reflects the completion of a significantly higher number of equity capital market transactions in 2010 compared with the same period in 2009.  The majority of such transactions related to raising common equity capital for U.S. banking companies continuing the trend that began in the second quarter of 2009 following the completion by federal bank regulators of the Supervisory Capital Assessment Program which provided the market with an approach to estimating loan losses in valuing U.S. bank stocks.  M&A and advisory revenue was $16.4 million for the three months ended March 31, 2010 compared with $9.4 million for the same period in 2009, an increase of $7.0 million.  This increase was primarily due to an above average advisory fee earned from a transaction that closed in 2010.

Commissions

Commissions revenue was $35.4 million for the three months ended March 31, 2010 compared with $36.0 million for the same period in 2009, a decrease of $0.6 million, or 1.7%. European equity commissions were $10.4 million for the three months ended March 31, 2010 compared with $8.6 million for the same period in 2009, an increase of $1.8 million, or 20.9%, reflecting higher trading volume and the recovery of the market valuation of most European financial services stocks on which our European commissions are based. U.S. equity commissions were $25.0 million for the three months ended March 31, 2010 compared with $27.5 million for the same 2009 period, a decrease of $2.5 million, or 9.1%, reflecting lower trading volume.

Principal Transactions, Net

Principal transactions, net resulted in revenue of $19.0 million for the three months ended March 31, 2010 compared with $4.1 million for the same period in 2009.  Our fixed income revenue was $12.9 million for the three months ended March 31, 2010 compared to $10.2 million for the same period in 2009. Our equity market making activity resulted in a loss of $0.9 million for three months ended March 31, 2010 compared to a loss of $1.5 million for the same period in 2009. Trading for our own account, including firm investments, resulted in a net gain of $7.4 million for 2010 compared to a net loss of $1.0 million for the same period in 2009, reflecting an improved trading environment. The realized gain/loss and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in a loss of $0.4 million for 2010 compared to a loss of $3.5 million for the same period in 2009.

Interest and Dividend Income

Interest and dividend income increased $1.1 million, or 65.9%, to $2.9 million for the three months ended March 31, 2010 compared with $1.7 million for the same period in 2009.  The increase was primarily due to higher average holdings of interest bearing assets in 2010 relative to 2009.

Other

Other revenues increased $2.5 million, or 77.1%, to $5.7 million for the three months ended March 31, 2010 compared with $3.2 million for the same period in 2009. The increase was primarily due to higher loan portfolio sales fees compared with the same period in 2009.

Expenses

Compensation and Benefits

Compensation and benefits expense was $81.9 million, an increase of $36.2 million, or 79.3% for the three months ended March 31, 2010 compared with $45.7 million for the same period in 2009, reflecting higher revenues.  Compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 59.5% for the first quarter of 2010 compared to 60.0% for the same period in 2009. See “-Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Brokerage and Clearance

Brokerage and clearance expense was $5.1 million for the three months ended March 31, 2010 compared with $3.9 million for the same period in 2009, an increase of $1.2 million, or 31.0%.  The increase was primarily a result of higher clearance charges on European equities.

Business Development

Business development expense increased $0.4 million, or 14.1%, to $3.5 million for the three months ended March 31, 2010 compared with $3.0 million for the same period in 2009.  The increase was primarily due to higher travel and entertainment expenses in 2010 relative to 2009.

Other

Other expenses were $9.1 million for the three months ended March 31, 2010 compared with $5.8 million for the same period in 2009, an increase of $3.3 million, or 56.7%.  The increase was primarily due to higher legal costs in 2010 relative to 2009.

Income Tax Expense

Income tax expense was $8.7 million for the three months ended March 31, 2010, which resulted in an effective tax rate of 42.8%, compared to $1.2 million for the same period in 2009, which resulted in an effective tax rate of 62.2%.  The change in the effective tax rate was primarily due to the impact of permanent differences relative to increased pre-tax income.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, options and warrants, and convertible preferred stock. This category may also include U.S. Government and agency securities for which we typically receive independent external valuation information.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily a market approach.  The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, residential mortgage-backed securities, CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, certain preferred stock, convertible debt and residential mortgage-backed securities.

Fair value of corporate debt, preferred stock, convertible debt and residential mortgage-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

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

Fair value of banking and insurance company trust preferred and capital securities was determined by utilizing a market spread method for each of the individual trust preferred and capital securities utilizing credit spreads for secondary market trades for trust preferred and capital securities for issues which were substantially similar to such positions based on certain assumptions. The key market inputs in this method are the discount margins, market spreads applied, the yield expectations for similar instruments and the financial condition, operating results and credit ratings of the issuer or underlying company.

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

Our Level 3 assets were $89.9 million as of March 31, 2010, which represented approximately 15% of total assets and approximately 38% of total assets measured at fair value.

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

Contractual Obligations

As of March 31, 2010, our contractual obligations with respect to operating leases and partnership commitments have not significantly changed since December 31, 2009.

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

Recently Issued Accounting Standards, Not Yet Adopted

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 requires additional fair value measurement disclosure requirements and clarifies certain existing disclosure requirements. The additional disclosures include significant transfers in and out of Level 1 and Level 2 fair value measurements, and reasons for the transfers, and activity in Level 3 fair value measurements.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on the activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. In January 2010, we adopted ASU No. 2010-06, except for the disclosure requirements related to the activity in Level 3 fair value measurements.

Liquidity and Capital Resources

We are the parent of Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), Keefe, Bruyette & Woods Asia Limited (“KBWAL”), KBW Asset Management, Inc. (“KBWAM”) and KBW Ventures, Inc.  Dividends and other transfers from our subsidiaries are our primary source of funds to satisfy our capital and liquidity requirements. Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe, KBWL and KBWAL to us. Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers and trade creditors of Keefe, KBWL, KBWAL and KBWAM.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of March 31, 2010, we had liquid assets of $260.0 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

At March 31, 2010, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $107.3 million, or $103.9 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $34.2 million exceeded the capital resources requirement by approximately $24.4 million at March 31, 2010.

Cash Flows

Three months ended March 31, 2010.   Cash decreased $26.0 million during the three months ended March 31, 2010, primarily due to cash used from operating and financing activities of $13.9 million and $9.4 million, respectively.

Net income, after adjusting for non-cash expense and revenue items of $18.6 million, provided cash of $30.2 million.  The non-cash items consisted of expenses of $14.3 million resulting from the amortization of stock-based compensation, $3.1 million related to deferred income tax expense and $1.3 million related to depreciation and amortization. Cash of $4.1 million was provided as a result of a decrease in operating assets, primarily attributable to a decrease related receivables from clearing brokers of $78.6 million offset by increases in financial instruments owned, at fair value of $60.7 million and accounts receivable of $11.1 million.  Cash of $48.3 million was used as a result of an increase in operating liabilities, primarily attributable to a decrease in accounts payable, accrued expenses, and other liabilities of $71.2 million, partially offset by a $19.4 million increase in financial instruments sold, not yet purchased, at fair value.

We used $1.1 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $9.4 million, primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned for the three months ended March 31, 2010:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$85,166	$56,720	$77,086
Corporate and other debt	$75,754	$47,656	$66,239
Mortgage-backed securities	$33,656	$-	$11,557
Other investments	$45,092	$41,917	$43,369
Short Value:
Equities	$49,509	$31,289	$38,690
Corporate debt	$7,186	$2,408	$4,532
U.S. Government and agency securities	$9,075	$774	$3,778

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

PART II–OTHER INFORMATION

Item 1.    Legal Proceedings.

Our businesses, as well as the financial services industry generally, are subject to extensive regulation. From time to time, in the ordinary course of our business, we are involved in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses.

Sentinel Management Group Litigation

A lawsuit was filed on January 12, 2009 by Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc., in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC, as described in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”).  The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers.  The Second Complaint makes substantially the same allegations as the complaint described above.  Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously.  On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing.  The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.  On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon.  Currently, the Second Complaint remains stayed, pending the possibility of further appellate review in Grede v. Bank of New York Mellon, including en banc review by the Seventh Circuit and/or review by the Supreme Court.

MidFirst Bank Litigation

On December 6, 2007, MidFirst Bank (“MidFirst”) filed a lawsuit against Keefe in the Federal District Court for the Western District of Oklahoma, in an action captioned MidFirst Bank v. Keefe, Bruyette & Woods, Inc., Case No. 07-CV-1384-R (W.D. Oklahoma.).  The complaint arises out of MidFirst’s investment in subordinated trust certificates, which Keefe solicited MidFirst to acquire in early 2007.  MidFirst acquired the securities for approximately $5.0 million.  During the fall of 2007, in connection with the failure of the global markets, MidFirst’s investment declined in value.  MidFirst sued Keefe, claiming that Keefe misrepresented the terms of the securities.  MidFirst initially alleged that Keefe violated Section 10(b) of the Exchange Act, the Oklahoma Uniform Securities Act, committed common law fraud and negligent misrepresentation.   Keefe moved to dismiss and the Court granted the motion to dismiss the Section 10(b) claim which was not repleaded.  Based on its state law claims, MidFirst is seeking a rescission of approximately $5.1 million in compensatory damages and an unspecified sum for punitive damages and attorney’s fees or in the alternative damages of approximately $2.4 million.

Keefe answered the complaint and brought a third-party complaint against Wachovia Capital Markets LLC (“Wachovia”), which solicited Keefe to sell these securities and which knew Keefe was purchasing them for resale to a customer.  Keefe’s claims against Wachovia are for contribution and indemnity, common law fraud and negligent misrepresentation.  Wachovia has answered the third-party complaint, denying all material allegations.

The parties are in the discovery process of this litigation and the case is currently scheduled for trial commencing in August 2010. Keefe has been and is continuing to defend against the MidFirst suit and prosecuting Keefe’s claims against Wachovia vigorously.

Item 1A.    Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2010.

The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	–	–	–	–
February 1, 2010 to February 28, 2010	433,879	$26.70	–	–
March 1, 2010 to March 31, 2010	–	–	–	–
	433,879	$26.70	–	–

(1)                    All shares purchased were other than as part of a publicly announced plan or program. The shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

(2)                    All shares were immediately retired upon purchase by us.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.       Other Information.

None.

Item 5.       Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2010

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