Form 10-Q
period 2010-06-30
KBW, INC.
filed 2010-08-06
CIK 1063494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2010 was 35,444,383, which number includes 3,995,865 shares representing unvested restricted stock awards and excludes 1,046,448 shares underlying vested restricted stock units.

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

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	June 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
Cash and cash equivalents	$177,255	$203,180
Financial instruments owned, at fair value:
Equities	107,124	56,720
Corporate and other debt	81,454	75,754
Mortgage-backed securities	34,267	—
U.S. Government and agency securities	2,212	—
Other investments	47,942	41,917
Total financial instruments owned, at fair value:	272,999	174,391
Receivables from clearing brokers	129,885	161,811
Accounts receivable	17,653	28,703
Income taxes receivable	613	1,129
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $28,062 in 2010 and $25,636 in 2009	18,273	18,800
Other assets	48,385	43,354
Total assets	$665,063	$631,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$49,186	$31,288
Corporate debt	10,439	4,723
U.S. Government and agency securities	451	962
Total financial instruments sold, not yet purchased, at fair value:	60,076	36,973
Accounts payable, accrued expenses, and other liabilities	105,865	134,658
Income taxes payable	18,659	10,668
Total liabilities	184,600	182,299

Stockholders’ equity:
Preferred stock	—	—
Common stock	314	307
Paid-in capital	175,072	161,168
Retained earnings	318,403	298,626
Notes receivable from stockholders	(100)	(609)
Accumulated other comprehensive loss	(13,226)	(10,423)
Total stockholders’ equity	480,463	449,069
Total liabilities and stockholders’ equity	$665,063	$631,368

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Investment banking	$61,173	$42,313	$131,135	$69,173
Commissions	36,098	35,852	71,502	71,871
Principal transactions, net	3,262	23,580	22,309	27,696
Interest and dividend income	3,670	2,037	6,554	3,775
Investment advisory fees	497	320	791	633
Other	1,106	994	6,825	4,224
Total revenues	105,806	105,096	239,116	177,372

Expenses:
Compensation and benefits	65,059	65,479	146,937	111,146
Occupancy and equipment	5,503	5,442	11,115	10,601
Communications and data processing	8,159	7,242	15,815	13,902
Brokerage and clearance	3,780	3,602	8,866	7,484
Business development	3,801	3,213	7,261	6,245
Interest	267	57	525	226
Other	4,377	6,452	13,427	12,229
Total expenses	90,946	91,487	203,946	161,833
Income before income taxes	14,860	13,609	35,170	15,539
Income tax expense	6,704	6,396	15,393	7,596
Net income	$8,156	$7,213	$19,777	$7,943

Earnings per common share:
Basic	$0.22	$0.20	$0.54	$0.22
Diluted	$0.22	$0.20	$0.54	$0.22
Weighted average number of common shares outstanding:
Basic	32,481,478	31,405,229	32,361,823	31,380,008
Diluted	32,481,478	31,405,229	32,361,823	31,380,008

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2010

(unaudited)

(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Loss	Equity
Balance at December 31, 2009	$—	$307	$161,168	$298,626	$(609)	$(10,423)	$449,069
Net income	—	—	—	19,777	—	—	19,777
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(2,803)	(2,803)
Total comprehensive income							16,974
Amortization of stock-based compensation	—	—	24,078	—	—	—	24,078
Cancellation of 444,832 shares of restricted stock in satisfaction of withholding tax requirements	—	(4)	(11,857)	—	—	—	(11,861)
Issuance of 1,143,653 shares of common stock	—	11	26,666	—	—	—	26,677
Stock-based awards vested	—	—	(26,568)	—	—	—	(26,568)
Tax benefit related to stock-based awards	—	—	1,585	—	—	—	1,585
Repayment of notes receivable from stockholders	—	—	—	—	509	—	509
Balance at June 30, 2010	$—	$314	$175,072	$318,403	$(100)	$(13,226)	$480,463

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding

June 30, 2010	$0.01	10,000,000	—	—
December 31, 2009	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(*)	Outstanding(*)

June 30, 2010	$0.01	140,000,000	31,448,518	31,448,518
December 31, 2009	$0.01	140,000,000	30,749,697	30,749,697

(*)These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$19,777	$7,943
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Amortization of stock-based compensation	24,078	20,137
Depreciation and amortization	2,512	2,396
Deferred income tax benefit	(391)	(106)

(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(99,361)	(23,490)
Receivables from clearing brokers	31,534	68,669
Accounts receivable	10,885	124
Income taxes receivable	465	3,418
Other assets	(4,849)	(636)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	23,268	8,800
Payable to clearing broker	—	19,627
Short-term borrowings	—	(31,547)
Accounts payable, accrued expenses and other liabilities	(28,121)	(38,932)
Income taxes payable	7,987	400
Net cash (used in) / provided by operating activities	(12,216)	36,803
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(1,998)	(2,597)
Net cash used in investing activities	(1,998)	(2,597)
Cash flows from financing activities:
Issuance of shares of common stock	109	106
Cancellation of restricted stock in satisfaction of withholding tax requirements	(11,861)	(4,603)
Excess (shortfall) net tax benefit related to stock-based awards	1,585	(1,360)
Repayment of notes receivable from stockholders	509	1,616
Net cash used in financing activities	(9,658)	(4,241)
Currency adjustment:
Effect of exchange rate changes on cash	(2,053)	4,958
Net (decrease) / increase in cash and cash equivalents	(25,925)	34,923
Cash and cash equivalents at the beginning of the period	203,180	194,981
Cash and cash equivalents at the end of the period	$177,255	$229,904

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$8,427	$6,122
Interest	$434	$296

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except per share information)

(1)              Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), Keefe, Bruyette & Woods Asia Limited (“KBWAL”), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, SWX Europe and Deutsche Boerse.  KBWAL is a securities firm licensed and regulated by the Securities and Futures Commission in Hong Kong.   Keefe’s, KBWL’s and KBWAL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis and is responsible for clearance and settlement for both KBWL and KBWAL.

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

The Company consolidates entities for which it has a controlling financial interest as defined in ASC 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at June 30, 2010.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at June 30, 2010.

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

There were no resale or repurchase agreements outstanding as of June 30, 2010.

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

(n)               Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, options, warrants and preferred stock.  This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three and six months ended June 30, 2010.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach.   The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, certain convertible preferred stock, convertible debt and residential mortgage-backed securities.  There were no transfers in or out of Level 2 during the three and six months ended June 30, 2010.

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Fair value of corporate debt, certain convertible preferred stock, convertible debt and residential mortgage-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

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

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent) as of June 30, 2010:

Type of Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Long/short hedge funds (a)	$13,088	$—	Monthly	30 Days
Public/private equity funds (b)	34,854	18,700	n/a	n/a
	$47,942	$18,700

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

Assets at Fair Value as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$82,703	$17	$18,425	$101,145
Corporate and other debt:
Corporate debt	4,464	49,868	9,501	63,833
CDOs	—	5,234	1	5,235
Other debt obligations(1)	—	—	12,386	12,386
Total corporate and other debt	4,464	55,102	21,888	81,454
Mortgage-backed securities - residential	—	34,267	—	34,267
U.S. Government and agency securities	2,212	—	—	2,212
Other investments(2)	—	—	47,942	47,942
Total non-derivative trading assets	89,379	89,386	88,255	267,020
Equity options/warrants	5,979	—	—	5,979
Total financial instruments owned	$95,358	$89,386	$88,255	$272,999

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$46,587	$—	$—	$46,587
Corporate debt	977	9,462	—	10,439
U.S. Government and agency securities	451	—	—	451
Total non-derivative trading liabilities	48,015	9,462	—	57,477
Equity options/warrants	2,599	—	—	2,599
Total financial instruments sold, not yet purchased	$50,614	$9,462	$—	$60,076

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$40,197	$22	$15,873	$56,092
Corporate and other debt:
Corporate debt	9,354	38,604	10,000	57,958
CDOs	—	5,448	1	5,449
Other debt obligations(1)	—	—	12,347	12,347
Total corporate and other debt	9,354	44,052	22,348	75,754
Other investments(2)	—	—	41,917	41,917
Total non-derivative trading assets	49,551	44,074	80,138	173,763
Derivative financial instruments	628	—	—	628
Total financial instruments owned	$50,179	$44,074	$80,138	$174,391

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$31,191	$—	$—	$31,191
Corporate debt	—	4,723	—	4,723
U.S. Government and agency securities	962	—	—	962
Total non-derivative trading liabilities	32,153	4,723	—	36,876
Derivative financial instruments	97	—	—	97
Total financial instruments sold, not yet purchased	$32,250	$4,723	$—	$36,973

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009:

Level 3 Financial Assets

Three Months Ended June 30, 2010	Balance as of March 31, 2010	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$23,265	$(525)	$(4,315)	$—	$18,425	$159
Corporate and other debt:
Corporate debt	9,651	(150)	—	—	9,501	(150)
CDOs	1	—	—	—	1	—
Other debt obligations	11,895	491	—	—	12,386	491
Total corporate and other debt	21,547	341	—	—	21,888	341
Other investments	45,092	791	2,059	—	47,942	778
Total Level 3 financial assets	$89,904	$607	$(2,256)	$—	$88,255	$1,278

Three Months Ended June 30, 2009	Balance as of March 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of June 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,128	$119	$—	$—	$15,247	$119
Corporate and other debt:
Corporate debt	500	1	—	—	501	—
CDOs	1	19	(19)	—	1	—
Other debt obligations	27,295	3,708	(5,644)	—	25,359	8,208
Total corporate and other debt	27,796	3,728	(5,663)	—	25,861	8,208
Other investments	36,252	946	(164)	—	37,034	1,032
Total Level 3 Financial Assets	$79,176	$4,793	$(5,827)	$—	$78,142	$9,359

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Six Months Ended June 30, 2010	Balance as of December 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,873	$(498)	$3,050	$—	$18,425	$186
Corporate and other debt:
Corporate debt	10,000	(499)	—	—	9,501	(499)
CDOs	1	—	—	—	1	—
Other debt obligations	12,347	39	—	—	12,386	39
Total corporate and other debt	22,348	(460)	—	—	21,888	(460)
Other investments	41,917	2,619	3,406	—	47,942	2,606
Total Level 3 financial assets	$80,138	$1,661	$6,456	$—	$88,255	$2,332

Six Months Ended June 30, 2009	Balance as of December 31, 2008	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of June 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$14,722	$(239)	$—	$764	$15,247	$(239)
Corporate and other debt:
Corporate debt	1,581	(1,080)	—	—	501	(1,080)
CDOs	44	21	(64)	—	1	(26)
Other debt obligations	31,063	(60)	(5,644)	—	25,359	4,440
Total corporate and other debt	32,688	(1,119)	(5,708)	—	25,861	3,334
Other investments	34,893	1,121	1,020	—	37,034	1,033
Total Level 3 financial assets	$82,303	$(237)	$(4,688)	$764	$78,142	$4,128

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 financial assets and were reported in principal transactions, net in the accompanying consolidated statements of operations. Additionally, the change in the unrealized gains and losses may be offset by realized gains and losses during the period.

Purchases/(sales/other settlements) represent the net amount of purchases, sales and other settlements of Level 3 financial assets during the period. The amounts were recorded on the transaction dates at the transaction amounts.

Transfers in/(out) of Level 3 represent existing financial assets that were previously categorized at a lower level.  Transfers in or out of Level 3 result from changes in the observability of inputs used in determining fair values for different types of financial assets.  Transfers were reported at their fair value as of the actual date in which such changes in the fair value inputs occurs.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period were reported in principal transactions, net in the accompanying consolidated statements of operations.  The change in unrealized gains and losses may be offset by realized gains and losses during the period.

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(4)     Short-Term Borrowings

From time to time, the Company obtains secured short-term borrowings primarily through bank loans.  At June 30, 2010 and December 31, 2009, there were no short-term borrowing obligations outstanding.

(5)    Commitments and Contingencies

(a)               Leases

As of June 30, 2010, there were no significant changes in the Company’s lease agreements since December 31, 2009.

(b)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At June 30, 2010, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5,629; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  Discovery is ongoing.  On August 26, 2009, Keefe filed a Third-Party Complaint against Eric A. Bloom, the former President and CEO of Sentinel, and Charles K. Mosley, the former Senior Vice President and head trader of Sentinel, alleging fraud and seeking contribution for any damages for which Keefe is held liable to the Trustee.  The court stayed and severed this Third-Party Complaint on October, 7, 2009.

On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”).  The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers.  The Second Complaint makes substantially the same allegations as the complaint described above.  Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously.  On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing.  The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.   On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon.  Currently, the Second Complaint remains stayed.

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

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

During the course of discovery, the parties reached a confidential settlement of this matter and pursuant to the terms of settlement, MidFirst’s lawsuit against Keefe and Keefe’s lawsuit against Wachovia were dismissed with prejudice by the Court on June 29, 2010.

(c)                Investment Commitments

As of  June 30, 2010, the Company had approximately $18,700, including $8,748 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.

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

Also, in connection with its principal trading activities, the Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at market values of the related securities and will record a trading loss if the market value of the securities increases subsequent to the purchase date.

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

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

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
June 30, 2010:
Purchased options/warrants	$24,481	$6,976	$5,979
Written options	$14,911	$2,537	$2,599
Short futures contracts	$3,731	$—	$—
Short agency mortgage-backed TBA securities	$12,480	$(9)	$(96)

December 31, 2009:
Purchased options/warrants	$8,285	$380	$628
Written options	$630	$511	$97
Short futures contracts	$6,136	$—	$—

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009:

	Principal Transactions, Net
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Instrument	2010	2009	2010	2009
Equities	$(4,406)	$7,071	$645	$5,573
Corporate and other debt	2,013	9,217	10,844	9,951
Mortgage-backed securities	4,864	6,347	8,201	11,154
Other investments	791	945	2,619	1,018
Total	$3,262	$23,580	$22,309	$27,696

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

(8)     Notes Receivable from Stockholders

Notes receivable from stockholders represent full recourse notes issued to employees for the purchase of stock acquired pursuant to the Company’s terminated book value stock purchase plan. The loans are payable in annual installments and bear interest of 5.0% per annum.

(9)               Stock-Based and Other Incentive Compensation

Stock-Based Compensation

At June 30, 2010, the Company had one effective stock-based compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  As part of the 2009 year-end performance award process (“2009 Bonus Awards”), the Company granted 1,344,042 restricted stock awards (“RSAs”) under the Plan to certain employees in February 2010. The aggregate fair value of the RSAs granted in connection with the 2009 Bonus Awards in February 2010 was $35,321.  This value was based upon the grant date share price of $26.28. RSAs are actual shares of common stock issued to the participant that are restricted.   The stock granted in connection with the 2009 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment and in certain circumstances failing to meet performance criteria.

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(10)        Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$8,156	$7,213	$19,777	$7,943
Less: Allocation of earnings to participating securities	897	929	2,159	973
Net income applicable to common shareholders	7,259	6,284	17,618	6,970

Weighted average number of common shares outstanding(1)(2):
Basic	32,481,478	31,405,229	32,361,823	31,380,008
Effect of dilutive securities - restricted stock	—	—	—	—
Diluted	32,481,478	31,405,229	32,361,823	31,380,008
Earnings per common share:
Basic	$0.22	$0.20	$0.54	$0.22
Diluted	$0.22	$0.20	$0.54	$0.22

(1)

Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 4,015,440 and 4,644,344 for the three months ended June 30, 2010 and 2009, respectively and 3,965,285 and 4,378,110 for the six months ended June 30, 2010 and 2009, respectively.

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

•                  The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expenses.   As of June 30, 2010, this amount had not changed significantly since December 31, 2009.

•                  The Company and its subsidiaries file consolidated federal and various state, local and foreign tax returns.  The federal income tax returns have been audited and/or closed through 2005.  Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2002 tax year.  The settlement of any outstanding audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(13)        Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $4,902 as of June 30, 2010. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

June 30, 2010
Net Capital	$142,585
Excess	$137,683

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of June 30, 2010, KBWL was in compliance with its local capital adequacy requirements.  At June 30, 2010, KBWL’s capital resources of approximately $33,432 exceeded the capital resources requirement by approximately $24,245.

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

(15)        Subsequent Events

Declaration of Quarterly Dividend

On July 28, 2010, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on September 15, 2010 to shareholders of record on September 3, 2010.

Authorization of Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management

This program does not obligate the Company to acquire any particular amount of common stock.  The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investments in the Company’s business, current stock price, market conditions and other factors.  The stock repurchase program may be suspended, modified or discounted at any time and has no set expiration date.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Cautionary Statement Regarding Forward Looking Statements

We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements.  These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in the section entitled “Risk Factors” in Part II—Item 1A of this report.

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

Business Environment

Our business activities focus on the financial services sector, the landscape of which, in the U.S. and globally, has continued to evolve since the global financial crisis began in 2007.  During the second quarter of 2010, there was some erosion of the signs of market confidence that had developed in earlier quarters, although there continues to be strong activity in capital markets’ transactions, as selected companies have recapitalized.  Many institutions have positioned themselves to take advantage of acquisition opportunities that may develop, in some cases with government assistance.  We continued to be very active in these capital markets transactions, participating as lead or co-manager in 14 announced equity capital raises for the second quarter in 2010.  However, the sector remains under stress and the market stability and continuation of current trends is not certain.  The valuation of certain classes of assets remains uncertain and there are continuing concerns in the credit quality of multiple asset classes particularly commercial mortgages.  Securitization markets have not broadly reopened and despite the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) providing for substantial financial regulatory reform in the U.S., the government has yet to address reform in the mortgage sector, particularly as it relates to FNMA and Freddie Mac.  U.S. lenders generally continue to lend only to the most credit worthy borrowers, making credit tight across the broad economy given continued labor market weakness.

In the U.S., the financial services sector remains highly fragmented.  There are approximately 1,000 publicly traded banks and thrifts and approximately 7,800 different banking entities in the U.S.  Because of our focus, we are particularly impacted by economic and market conditions affecting this sector.  Although many larger financial institutions have succeeded in recapitalizing and have repaid government assistance, bank failures among smaller institutions have continued.  In the second quarter of 2010,  there were 45 failed U.S. banks with assets totaling $50 billion compared to 41 banks with assets totaling $23 billion in the prior quarter and 24 failed banks in the U.S. with assets totaling $27 billion in the second quarter of 2009.  Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our stock and the securities of other companies in the sector.

Globally, there continues to be stress in Europe where market valuations for financial stocks have continued to be low.  The recently released generally positive data on uniform stress testing for European banks and anticipated adoption of new capital standards under Basel III should help add some stability to this sector.

It is difficult to predict how long these conditions will continue or whether additional deteriorations in asset quality, further credit market dislocations or sustained market downturns may exacerbate the impact of these factors on our overall revenues.   To date, there has not been a significant return of M&A activity.  The enactment of the Dodd-Frank Act providing for substantial changes in the regulation of the banking sector will require substantial rulemaking prior to implementation, and the impact on our industry and on many of our clients and customers cannot currently be predicted.  We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in both the U.S. and Europe.

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Overview

Total revenues were $105.8 million for the three months ended June 30, 2010 compared with $105.1 million for the three months ended June 30, 2009, an increase of $0.7 million, or 0.7%. This increase was primarily due to higher investment banking revenues of $61.2 million for the three months ended June 30, 2010, an increase of $18.9 million, offset by a $20.3 million decrease in principal transactions, net compared with the three months ended June 30, 2009.

Total expenses were $90.9 for the three months ended June 30, 2010 compared with $91.5 for the three months ended June 30, 2009.  The decrease was due to a $0.4 million decrease in compensation and benefits expense and a $0.1 million decrease in non-compensation expenses.

We recorded net income of $8.2 million, or $0.22 per diluted share, for the three months ended June 30, 2010, compared with $7.2 million, or $0.20 per diluted share, for the same period in 2009. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net income was $9.3 million, or $0.26 per diluted share for the three months ended June 30, 2010, compared with $8.8 million, or $0.25 per diluted share for the same period in 2009. See “-Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$61,173	$42,313	$18,860	44.6%
Commissions	36,098	35,852	246	0.7
Principal transactions, net	3,262	23,580	(20,318)	(86.2)
Interest and dividend income	3,670	2,037	1,633	80.2
Investment advisory fees	497	320	177	55.3
Other	1,106	994	112	11.3
Total revenues	105,806	105,096	710	0.7

Expenses:
Compensation and benefits	65,059	65,479	(420)	(0.6)
Non-compensation expenses:
Occupancy and equipment	5,503	5,442	61	1.1
Communications and data processing	8,159	7,242	917	12.7
Brokerage and clearance	3,780	3,602	178	4.9
Business development	3,801	3,213	588	18.3
Interest	267	57	210	368.4
Other	4,377	6,452	(2,075)	(32.2)
Non-compensation expenses	25,887	26,008	(121)	(0.5)
Total expenses	90,946	91,487	(541)	(0.6)
Income before income taxes	14,860	13,609	1,251	9.2
Income tax expense	6,704	6,396	308	4.8
Net income	$8,156	$7,213	$943	13.1%

Three Month Non-GAAP Financial Measures

Compensation cost for stock-based awards are measured at fair value on the date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.

We reported our compensation and benefits expense, compensation ratio, net income and diluted diluted earnings per share on a non-GAAP basis (“Non-GAAP Financial Measures”) for the three months ended June 30, 2010 in our July 29, 2010 press release. Each of the Non-GAAP Financial Measures exclude compensation expense related to the amortization of IPO restricted stock awards granted in November 2006. While we have granted restricted stock awards and other share-based compensation in connection with our regular compensation of employees and new hires, we do not expect to make any such substantial grants to employees as we did when we granted IPO restricted stock awards.

Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the periods ended June 30, 2010 and 2009. Specifically, our management believes that these Non-GAAP Financial Measures provide useful information by excluding the amortization expense of the IPO awards, which may not be indicative of our core operating results and business outlook. Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not and likely will not include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

A limitation of utilizing these Non-GAAP Financial Measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that our GAAP measures of compensation and benefits expense, compensation ratio, net income and diluted earnings per share and the same respective non-GAAP financial measures of our financial performance should be considered together.

The following table provides details with respect to reconciling compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in thousands, except per share information)

Compensation and benefits expenses:
Compensation and benefits expense - GAAP basis	$65,059	$65,479
Adjustment to exclude amortization expense of the IPO awards (a)	(2,105)	(2,421)
Non-GAAP operating compensation and benefits expense (b)	$62,954	$63,058

Compensation ratio (c):
Compensation ratio - GAAP basis	61.5%	62.3%
Non-GAAP operating compensation ratio (b)	59.5%	60.0%

Net income:
Net income - GAAP basis	$8,156	$7,213
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	1,158	1,543
Non-GAAP operating net income (b)	9,314	$8,756

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.22	$0.20
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	0.04	0.05
Non-GAAP operating diluted earnings per share (b)	$0.26	$0.25

(a)          The adjustment represents the exclusion of the expense related to the amortization of the IPO restricted stock awards granted to employees in November 2006.

(b)         A non-GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.

(c)          The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

Revenues

Investment Banking

Investment banking revenue increased $18.9 million, or 44.6%, to $61.2 million for the three months ended June 30, 2010 compared with $42.3 million for the same period in 2009. Capital markets revenue increased $10.3 million, or 28.3%, to $46.7 million for the three months ended June 30, 2010 compared with $36.4 million for the same period in 2009. The increase reflects the completion of a larger than average equity capital markets transaction and a larger than average private equity transaction in the second quarter of 2010.  M&A and advisory revenue increased $8.6 million to $14.5 million for the three months ended June 30, 2010 compared with $5.9 million for the same period in 2009.  This increase was primarily due to the greater number of advisory engagements that closed during the second quarter of 2010 compared with the same period in 2009.

Commissions

Commissions revenue was $36.1 million for the three months ended June 30, 2010 compared with $35.9 million for the same period in 2009, an increase of $0.2 million, or 0.7%. U.S. equity commissions were $28.5 million for the three months ended June 30, 2010 compared with $26.9 million for the same 2009 period, an increase of $1.6 million, or 5.9%, reflecting higher trading volume.  Non-U.S. equity commissions were $7.6 million for the three months ended June 30, 2010 compared with $8.9 million for the same period in 2009, a decrease of $1.3 million, or 14.6%, reflecting the lower value of most European financial services stocks on which our European commissions are based.

Principal Transactions, Net

Principal transactions, net resulted in revenue of $3.3 million for the three months ended June 30, 2010 compared with $23.6 million for the same period in 2009.  Our fixed income revenue was $6.9 million for the three months ended June 30, 2010 compared to $12.3 million for the same period in 2009, a decrease of $5.4 million, or 43.9%, primarily due to lower customer activity in the second quarter of 2010. Our equity market making activity resulted in a loss of $1.1 million for three months ended June 30, 2010 compared to a loss of $0.9 million for the same period in 2009,  Trading for our own account, including firm investments, resulted in a net loss of $2.8 million for the three months ended June 30, 2010 compared to a net gain of $8.7 million for the same period in 2009, reflecting the adverse market conditions in the second quarter of 2010.  The realized gain/loss and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in revenue of $0.2 million for 2010 compared with $3.5 million for the same period in 2009.

Interest and Dividend Income

Interest and dividend income increased $1.6 million, or 80.2%, to $3.7 million for the three months ended June 30, 2010 compared with $2.0 million for the same period in 2009.  The increase was primarily due to higher average holdings of interest bearing assets and a special dividend of $0.5 million in 2010.

Expenses

Compensation and Benefits

Compensation and benefits expense was $65.1 million, a decrease of $0.4 million, or 0.6% for the three months ended June 30, 2010 compared with $65.5 million for the same period in 2009.  Non-GAAP operating compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 59.5% for the second quarter of 2010 compared with 60.0% for the same period in 2009. See “-Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $8.2 million for the three months ended June 30, 2010 compared with $7.2 million for the same period in 2009, an increase of $0.9 million, or 12.7%.  The increase was primarily due to higher market data costs in 2010 compared with the same period in 2009.

Business Development

Business development expense was $3.8 million for the three months ended June 30, 2010 compared with $3.2 million for the same period in 2009, an increase of $0.6 million, or 18.3%.  The increase was primarily due to higher travel and entertainment expenses in 2010 compared with the same period in 2009.

Other

Other expenses decreased $2.1 million, or 32.1%, to $4.4 million for the three months ended June 30, 2010 compared with $6.5 million for the same period in 2009.  The decrease was primarily due to lower legal costs in 2010 compared with the same period in 2009.

Income Tax Expense

Income tax expense was $6.7 million for the three months ended June 30, 2010, which resulted in an effective tax rate of 45.1%, compared to $6.4 million for the same period in 2009, which resulted in an effective tax rate of 47.0%.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Overview

Total revenues increased $61.7 million, or 34.8%, to $239.1 million for the six months ended June 30, 2010 compared with $177.4 million for the same period in 2009.  This increase was primarily due to higher investment banking revenues of $131.1 million for the six months ended June 30, 2010, an increase of $62.0 million, partially offset by a $5.4 million decrease in principal transactions, net compared with the six months ended June 30, 2009.

Total expenses were $203.9 million for the six months ended June 30, 2010 compared with $161.8 million for the same period in 2009, an increase of $42.1 million, or 26.0%.  This increase was due to higher compensation and benefits expense and non-compensation expenses of $35.8 million and $6.3 million, respectively.

We recorded net income of $19.8 million, or $0.54 per diluted share, for the six months ended June 30, 2010 compared with $7.9 million, or $0.22 per diluted share for the six months ended June 30, 2009. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net income was $22.4 million, or $0.62 per diluted share for the six months ended June 30, 2010, compared with $10.4 million, or $0.30 per diluted share for the same period in 2009. See “—Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Six Months Ended
	June 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$131,135	$69,173	$61,962	89.6%
Commissions	71,502	71,871	(369)	(0.5)
Principal transactions, net	22,309	27,696	(5,387)	(19.5)
Interest and dividend income	6,554	3,775	2,779	73.6
Investment advisory fees	791	633	158	25.0
Other	6,825	4,224	2,601	61.6
Total revenues	239,116	177,372	61,744	34.8

Expenses:
Compensation and benefits	146,937	111,146	35,791	32.2
Non-compensation expenses:
Occupancy and equipment	11,115	10,601	514	4.8
Communications and data processing	15,815	13,902	1,913	13.8
Brokerage and clearance	8,866	7,484	1,382	18.5
Business development	7,261	6,245	1,016	16.3
Interest	525	226	299	132.3
Other	13,427	12,229	1,198	9.8
Total non-compensation expenses	57,009	50,687	6,322	12.5
Total expenses	203,946	161,833	42,113	26.0
Income before income taxes	35,170	15,539	19,631	126.3
Income tax expense	15,393	7,596	7,797	102.6
Net income	$19,777	$7,943	$11,834	149.0%

Six Month Non-GAAP Financial Measures

The following table reconciles GAAP compensation and benefits expense, compensation ratio, net income and diluted earnings per share for the six months ended June 30, 2010 and 2009 to these items on a non-GAAP basis for the same respective periods.

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in thousands, except per share information)

Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$146,937	$111,146
Adjustment to exclude amortization expense of the IPO awards (a)	(4,663)	(4,723)
Non-GAAP operating compensation and benefits expense (b)	$142,274	$106,423

Compensation ratio (c):
Compensation ratio - GAAP basis	61.5%	62.7%
Non-GAAP operating compensation ratio (b)	59.5%	60.0%

Net income:
Net income - GAAP basis	$19,777	$7,943
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	2,622	2,414
Non-GAAP operating net income (b)	$22,399	$10,357

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.54	$0.22
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	0.08	0.08
Non-GAAP operating diluted earnings per share (b)	$0.62	$0.30

(a)	The adjustment represents the exclusion of the compensation expense related to the amortization of the IPO restricted stock awards granted to employees in November 2006.
(b)	A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

See the section entitled “-Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of Non-GAAP Financial Measures provides useful information for investors regarding our financial condition and results of operations.

Revenues

Investment Banking

Investment banking revenue increased $62.0 million, or 89.6%, to $131.1 million for the six months ended June 30, 2010 compared with $69.2 million for the same period in 2009.  Capital markets revenue increased $46.3 million, or 85.9%, to $100.2 million for the six months ended June 30, 2010 compared with $53.9 million for the same period in 2009. The increase reflects the completion of a significantly higher number of equity capital market transactions, in particular during the first quarter of 2010, compared with the same period in 2009.  The majority of such transactions related to raising common equity capital for U.S. banking companies continuing the trend that began in the second quarter of 2009 following the completion by federal bank regulators of the Supervisory Capital Assessment Program which provided the market with an approach to estimating loan losses in valuing U.S. bank stocks.  M&A and advisory revenue increased $15.6 million to $30.9 million for the six months ended June 30, 2010 compared with $15.3 million for the same period in 2009.  This increase was primarily due to the greater number of advisory engagements that closed in first six months of 2010.

Commissions

Commissions revenue was $71.5 million for the six months ended June 30, 2010 compared with $71.9 million for the same period in 2009, a decrease of $0.4 million, or 0.5%. Non-U.S. equity commissions were $18.0 million for the six months ended June 30, 2010 compared with $17.5 million for the same period in 2009, an increase of $0.5 million, or 2.9%, reflecting higher trading volume. U.S. equity commissions remained relatively unchanged at $53.5 million for the six months ended June 30, 2010 compared with $54.4 million for the same 2009 period.

Principal Transactions, Net

Principal transactions, net resulted in revenue of $22.3 million for the six months ended June 30, 2010 compared with $27.7 million for the same period in 2009.  The decrease was primarily due to lower fixed income revenue and adverse market conditions in the second quarter of 2010.  Our fixed income revenue was $19.8 million for the six months ended June 30, 2010 compared to $22.5 million for the same period in 2009. Our equity market making activity resulted in a loss of $2.0 million for six months ended June 30, 2010 compared to a loss of $2.5 million for the same period in 2009. Trading for our own account, including firm investments, resulted in a net gain of $4.6 million for 2010 compared to a net gain of $7.7 million for the same period in 2009. The realized gain/loss and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in a loss of $0.2 million for 2010 compared to a slight gain for the same period in 2009.

Interest and Dividend Income

Interest and dividend income increased $2.8 million, or 73.6%, to $6.6 million for the six months ended June 30, 2010 compared with $3.8 million for the same period in 2009.  The increase was primarily due to higher average holdings of interest bearing assets and a special dividend received of $0.5 million in 2010.

Other

Other revenues increased $2.6 million, or 61.6%, to $6.8 million for the six months ended June 30, 2010 compared with $4.2 million for the same period in 2009. The increase was primarily due to higher fees earned by the loan portfolio sales group compared with the same period in 2009.

Expenses

Compensation and Benefits

Compensation and benefits expense was $146.9 million, an increase of $35.8 million, or 32.2% for the six months ended June 30, 2010 compared with $111.1 million for the same period in 2009, reflecting higher revenues.  Non-GAAP operating compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 59.5% for the six months ended June 30, 2010 compared with 60.0% for the same period in 2009. See “-Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $15.8 million for the six months ended June 30, 2010 compared with $13.9 million for the same period in 2009, an increase of $1.9 million, or 13.8%.  The increase was primarily due to higher market data costs in 2010 compared with the same period in 2009.

Brokerage and Clearance

Brokerage and clearance expense was $8.9 million for the six months ended June 30, 2010 compared with $7.5 million for the same period in 2009, an increase of $1.4 million, or 18.5%.  The increase was primarily a result of higher transaction volumes in 2010 compared with the same period in 2009.

Business Development

Business development expense was $7.3 million for the six months ended June 30, 2010 compared with $6.2 million for the same period in 2009, an increase of $1.0 million, or 16.3%.  The increase was primarily due to higher travel and entertainment expenses in 2010 compared with the same period in 2009.

Other

Other expenses were $13.4 million for the six months ended June 30, 2010 compared with $12.2 million for the same period in 2009, an increase of $1.2 million, or 9.8%.  The increase was primarily due to higher professional fees in 2010 compared with the same period in 2009.

Income Tax Expense

Income tax expense was $15.4 million for the six months ended June 30, 2010, which resulted in an effective tax rate of 43.8%, compared to $7.6 million for the same period in 2009, which resulted in an effective tax rate of 48.9%.  The change in the effective tax rate was primarily due to the impact of permanent differences relative to increased pre-tax income.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, options, warrants and preferred stock. This category may also include U.S. Government and agency securities for which we typically receive independent external valuation information.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily a market approach.  The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, residential mortgage-backed securities, CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, certain convertible preferred stock, convertible debt and residential mortgage-backed securities.

Fair value of corporate debt, certain convertible preferred stock, convertible debt and residential mortgage-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

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

Our Level 3 assets were $88.3 million as of June 30, 2010, which represented approximately 13% of total assets and approximately 32% of total assets measured at fair value.

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

Contractual Obligations

As of June 30, 2010, our contractual obligations with respect to operating leases and partnership commitments have not significantly changed since December 31, 2009.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of June 30, 2010, we had liquid assets of $307.1 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

On July 28, 2010, our board of directors declared a quarterly cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.8 million based on approximately 36.5 million total shares outstanding on July 31, 2010, including shares underlying vested restricted stock units), which cash dividend will be paid on September 15, 2010 to holders of record as of the close of business on September 3, 2010. Our dividend policy currently contemplates the payment of a quarterly cash dividend of approximately $0.05 per share of outstanding common stock.

In addition, on July 28, 2010 our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management.  The dividend and share repurchase are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources. Shares of common stock repurchased will be cancelled immediately and will reduce common stock and paid in capital.

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

At June 30, 2010, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $142.6 million, or $137.7 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $33.4 million exceeded the capital resources requirement by approximately $24.2 million at June 30, 2010.

Cash Flows

Six months ended June 30, 2010.   Cash decreased $25.9 million during the six months ended June 30, 2010, primarily due to cash used in operating and financing activities of $12.2 million and $9.7 million, respectively.

Net income, after adjusting for non-cash expense and revenue items of $26.2 million, provided cash of $46.0 million.  The non-cash items consisted of expenses of $24.1 million resulting from the amortization of stock-based compensation and $2.5 million related to depreciation and amortization, partially offset by a $0.4 million deferred income tax benefit. Cash of $61.3 million was used as a result of an increase in operating assets, primarily attributable to an increase in financial instruments owned, at fair value of $99.4 million, partially offset by decreases in receivables from clearing brokers and accounts receivable of $31.5 million and $10.9 million, respectively.  Cash of $3.1 million was provided as a result of an increase in operating liabilities, primarily attributable to increases in financial instruments sold, not yet purchased, at fair value and income taxes payable of $23.3 million and $8.0 million, respectively, partially offset by a decrease in accounts payable, accrued expenses, and other liabilities of $28.1 million.

We used $2.0 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $9.7 million, primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned for the six months ended June 30, 2010:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$107,124	$56,720	$87,844
Corporate and other debt	$97,668	$47,656	$74,988
Mortgage-backed securities	$34,267	$—	$18,639
U.S. Government and agency securities	$2,212	$—	$490
Other investments	$47,942	$41,917	$45,000
Short Value:
Equities	$56,006	$31,289	$43,528
Corporate and other debt	$11,775	$2,408	$7,300
U.S. Government and agency securities	$16,744	$451	$5,959

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

PART II-OTHER INFORMATION

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

On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”).  The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers.  The Second Complaint makes substantially the same allegations as the complaint described above.  Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously.  On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing.  The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.  On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon.  Currently, the Second Complaint remains stayed.

MidFirst Bank Litigation

On December 6, 2007, MidFirst Bank (“MidFirst”) filed a lawsuit against Keefe in the Federal District Court for the Western District of Oklahoma, in an action captioned MidFirst Bank v. Keefe, Bruyette & Woods, Inc., Case No. 07-CV-1384-R (W.D. Oklahoma.).  The complaint arose out of MidFirst’s investment in subordinated trust certificates, which Keefe solicited MidFirst to acquire in early 2007.  MidFirst acquired the securities for approximately $5.0 million.  During the fall of 2007, in connection with the failure of the global markets, MidFirst’s investment declined in value.  MidFirst sued Keefe, claiming that Keefe misrepresented the terms of the securities.  MidFirst initially alleged that Keefe violated Section 10(b) of the Exchange Act, the Oklahoma Uniform Securities Act, committed common law fraud and negligent misrepresentation.   Keefe moved to dismiss and the Court granted the motion to dismiss the Section 10(b) claim which was not repleaded.  Based on its state law claims, MidFirst continued to seek a rescission of approximately $5.1 million in compensatory damages and an unspecified sum for punitive damages and attorney’s fees or in the alternative damages of approximately $2.4 million.

Keefe answered the complaint and brought a third-party complaint against Wachovia Capital Markets LLC (“Wachovia”), which solicited Keefe to sell these securities and which knew Keefe was purchasing them for resale to a customer.  Keefe’s claims against Wachovia was for contribution and indemnity, common law fraud and negligent misrepresentation.  Wachovia answered the third-party complaint, denying all material allegations.

During the course of discovery, the parties reached a confidential settlement of this matter and pursuant to the terms of settlement, MidFirst’s lawsuit against Keefe and Keefe’s lawsuit against Wachovia were dismissed with prejudice by the Court on June 29, 2010.

Item 1A.         Risk Factors.

Set forth below are certain material changes from our risk factors as previously disclosed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following three risk factors supplement the risks set forth in our 2009 Annual Report on Form 10-K:

Our stockholders may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all.

Our dividend policy contemplates the payment of a quarterly cash dividend of approximately $0.05 per share of outstanding common stock. We expect to continue to pay quarterly dividends on our common stock at the rate set forth in our current dividend policy. However, our board of directors may, in its discretion, amend or repeal our dividend policy. Our board of directors may increase or decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Dividend payments are not required or guaranteed, and holders of our common stock do not have any legal right to receive or require the payment of dividends. Future dividends, if any, with respect to shares of our capital stock will depend on, among other things, our results of operations, cash requirements, financial condition and contractual restrictions, and our ability to generate cash from our operations and service our capital expenditures requirements.  Other factors, including the pursuit of new business strategies or opportunities, increased regulatory compliance costs and changes in our competitive environment may also reduce cash available for dividends. Any reduction or elimination of dividends may cause our stock price to decline, and therefore the value of your investment would suffer.

Our dividend policy and stock repurchase program may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.

Our dividend policy contemplates the payment of a dividend on all then-outstanding shares of common stock.  Since our initial public offering, restricted stock grants to employees have formed a component of our compensation procedures, and have therefore steadily increased our total number of shares outstanding. Any future issuances of common stock, including but not limited to issuances pursuant to our existing benefit plans, will increase the number of outstanding shares of common stock (which may be reduced to the extent we retire shares acquired under our stock repurchase program) and consequently require more cash to pay dividends at the dividend rate set forth in our dividend policy. In addition, our stock repurchase program contemplates the use of up to $70.0 million of our cash to buy back shares of our common stock.

While we believe these uses of capital will not impede our ability to implement or pursue growth strategies, it is possible, if we maintain our dividend policy and rate of cash dividend payments and use the entire amount of capital approved for stock repurchases, that we may not retain a sufficient amount of cash to finance unanticipated capital expenditures or growth opportunities that may arise or be able to fund our operations in the event of a significant business downturn.  The cash resources used to fund dividends or stock repurchases would result in less cash available for future dividends and other purposes, which could negatively impact our future liquidity, our ability to adapt to changes in our industry and our ability to expand our business. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

There are contractual, legal and other restrictions that may prevent us from paying cash dividends on our common stock and, as a result, you may not receive any return on your investment unless you sell your common stock for a price greater than the price for which you paid.

We are a holding company that does not conduct any business operations of our own, and therefore, we are dependent upon cash dividends and other transfers from our subsidiaries to make dividend payments on our common stock. See the risk factor contained in Part I-Item 1A of our 2009 Annual Report on Form 10-K under the caption “We are a holding company and depend on our subsidiaries for dividends, distributions and other payments” for further information.

Various regulations applicable to certain operating subsidiaries, including Keefe, Bruyette & Woods, Inc., Keefe, Bruyette & Woods Limited, and Keefe, Bruyette and Woods Asia Limited, may limit or delay their ability to pay cash dividends to us if certain minimum net capital requirements are not met or if regulatory approval for payment of such dividends is required. The net capital rules of the Securities and Exchange Commission, which specify minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Similar rules exist in the United Kingdom and in Hong Kong.  See the risk factor contained in Part I-Item 1A of our 2009 Annual Report on Form 10-K under the caption “Our broker-dealer subsidiaries are subject to regulatory net capital requirements” for further information.

We do not currently have any permanent or long-term third party financing or borrowing arrangements. Any future arrangements may contain restrictive covenants or other contractual limitations on payment of dividends. If we were not able to satisfy the financial and other covenants in any debt agreements or if existing sources of liquidity did not otherwise satisfy our needs, we may have to engage in capital raising transactions, seek additional outside financing or scale back or curtail our operations, including limiting our efforts to recruit additional employees, selling assets at prices that may be less favorable to us, cutting or eliminating dividends and reducing our operating expenses. The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector and our credit worthiness. We may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all.

Delaware law permits the declaration of dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years.

In the event we do not pay cash dividends on our common stock as a result of any of these restrictions, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than the price for which you paid.

The following risk factor, which was included in our 2009 Annual Report on Form 10-K, is no longer a risk related to our shares or applicable to our Company:

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2010.

The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	2,966	$29.95	—	—
May 1, 2010 to May 31, 2010	1,465	$26.04	—	—
June 1, 2010 to June 30, 2010	6,522	$22.90	—	—
	10,953	$25.23	—	—

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

Date: August 6, 2010

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.