Form 10-Q
period 2010-09-30
KBW, INC.
filed 2010-11-05
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 29, 2010 was 35,419,071, which number includes 4,141,813 shares representing unvested restricted stock awards and excludes 1,046,448 shares underlying vested restricted stock units.

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

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	September 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
Cash and cash equivalents	$189,309	$203,180
Financial instruments owned, at fair value:
Equities	105,173	56,720
Corporate and other debt	123,270	75,754
Mortgage-backed securities	39,509	—
U.S. Government and agency securities	4,138	—
Other investments	48,080	41,917
Total financial instruments owned, at fair value:	320,170	174,391
Receivables from clearing brokers	122,946	161,811
Accounts receivable	13,543	28,703
Income taxes receivable	554	1,129
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $29,381 in 2010 and $25,636 in 2009	17,982	18,800
Other assets	48,064	43,354
Total assets	$712,568	$631,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$65,341	$31,288
Corporate debt	17,667	4,723
U.S. Government and agency securities	13,281	962
Total financial instruments sold, not yet purchased, at fair value:	96,289	36,973
Accounts payable, accrued expenses, and other liabilities	113,819	134,658
Income taxes payable	11,782	10,668
Total liabilities	221,890	182,299

Stockholders’ equity:
Preferred stock	—	—
Common stock	313	307
Paid-in capital	181,510	161,168
Retained earnings	320,410	298,626
Notes receivable from stockholders	(100)	(609)
Accumulated other comprehensive loss	(11,455)	(10,423)
Total stockholders’ equity	490,678	449,069
Total liabilities and stockholders’ equity	$712,568	$631,368

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Investment banking	$38,398	$57,785	$169,533	$126,958
Commissions	28,199	36,595	99,701	108,466
Principal transactions, net	16,716	23,675	39,025	51,371
Interest and dividend income	3,184	2,655	9,738	6,430
Investment advisory fees	632	341	1,423	974
Other	2,485	1,588	9,310	5,812
Total revenues	89,614	122,639	328,730	300,011

Expenses:
Compensation and benefits	55,873	73,819	202,810	184,965
Occupancy and equipment	5,702	5,567	16,817	16,168
Communications and data processing	8,111	7,399	23,926	21,301
Brokerage and clearance	4,314	4,939	13,180	12,423
Business development	4,863	4,427	12,124	10,672
Interest	240	135	765	361
Other	6,303	4,829	19,730	17,058
Total expenses	85,406	101,115	289,352	262,948
Income before income taxes	4,208	21,524	39,378	37,063
Income tax expense	385	9,630	15,778	17,226
Net income	$3,823	$11,894	$23,600	$19,837

Earnings per common share:
Basic	$0.11	$0.33	$0.65	$0.55
Diluted	$0.11	$0.33	$0.65	$0.55

Dividends declared per common share:	$0.05	$—	$0.05	$—

Weighted average number of common shares outstanding:
Basic	32,412,399	31,410,337	32,378,867	31,390,229
Diluted	32,412,399	31,410,337	32,378,867	31,390,229

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2010

(unaudited)

(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Loss	Equity
Balance at December 31, 2009	$—	$307	$161,168	$298,626	$(609)	$(10,423)	$449,069
Net income	—	—	—	23,600	—	—	23,600
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(1,032)	(1,032)
Total comprehensive income							22,568
Dividends on common stock	—	—	—	(1,816)	—	—	(1,816)
Amortization of stock-based compensation	—	—	34,535	—	—	—	34,535
Cancellation of 449,206 shares of restricted stock in satisfaction of withholding tax requirements	—	(5)	(11,967)	—	—	—	(11,972)
Cancellation of 180,500 shares of common stock related to the stock repurchase program	—	(1)	(4,003)	—	—	—	(4,004)
Issuance of 1,157,267 shares of common stock	—	12	27,050	—	—	—	27,062
Stock-based awards vested	—	—	(26,907)	—	—	—	(26,907)
Tax benefit related to stock-based awards	—	—	1,634	—	—	—	1,634
Repayment of notes receivable from stockholders	—	—	—	—	509	—	509
Balance at September 30, 2010	$—	$313	$181,510	$320,410	$(100)	$(11,455)	$490,678

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding

September 30, 2010	$0.01	10,000,000	—	—
December 31, 2009	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued(*)	Outstanding(*)

September 30, 2010	$0.01	140,000,000	31,277,258	31,277,258
December 31, 2009	$0.01	140,000,000	30,749,697	30,749,697

(*)These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$23,600	$19,837
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Amortization of stock-based compensation	34,535	28,512
Depreciation and amortization	3,770	3,639
Deferred income tax benefit	(3,501)	(941)

(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(146,036)	(57,113)
Receivables from clearing brokers	38,634	(42,050)
Accounts receivable	15,028	(4,480)
Income taxes receivable	556	31,328
Other assets	(1,277)	(3,415)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	59,408	27,294
Short-term borrowings	—	(31,547)
Accounts payable, accrued expenses and other liabilities	(20,439)	8,414
Income taxes payable	1,101	10,597
Net cash provided by / (used in) operating activities	5,379	(9,925)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(2,995)	(3,603)
Net cash used in investing activities	(2,995)	(3,603)
Cash flows from financing activities:
Cash dividends paid	(1,816)	—
Issuance of shares of common stock	155	156
Cancellation of restricted stock in satisfaction of withholding tax requirements	(11,972)	(6,764)
Cancellation of shares of common stock related to the stock repurchase program	(4,004)	—
Excess (shortfall) net tax benefit related to stock-based awards	1,634	(149)
Repayment of notes receivable from stockholders	509	1,616
Net cash used in financing activities	(15,494)	(5,141)
Currency adjustment:
Effect of exchange rate changes on cash	(761)	3,526
Net decrease in cash and cash equivalents	(13,871)	(15,143)
Cash and cash equivalents at the beginning of the period	203,180	194,981
Cash and cash equivalents at the end of the period	$189,309	$179,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$16,811	$11,967
Interest	$499	$472

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except per share information)

(1)              Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), Keefe, Bruyette & Woods Asia Limited (“KBWAL”), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange, Euronext, SIX Swiss Exchange and Deutsche Boerse.  KBWAL is a securities firm licensed and regulated by the Securities and Futures Commission in Hong Kong.   Keefe’s, KBWL’s and KBWAL’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis and is responsible for clearance and settlement for both KBWL and KBWAL.

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

The Company consolidates entities for which it has a controlling financial interest as defined in ASC 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at September 30, 2010.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at September 30, 2010.

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

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Such election must be applied to the entire instrument and not only a portion of the instrument.  The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value by the Company prior to the fair value option election in accordance with ASC 940, Financial Services — Broker and Dealers. Generally, the fair values of these financial instruments have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. During the fourth quarter of 2009, the Company elected to adopt the measurement amendments included in Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820).  ASU No. 2009-12 permits, as a practical expedient, the use of the net asset value per share, or its equivalent, of an entity to estimate its fair value. The Company’s partnership interests are recorded at fair value, determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions, and changes in market conditions up to the reporting date.

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

There were no resale or repurchase agreements outstanding as of September 30, 2010.

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

(l)                  Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income applicable to common shareholders, which represents net income reduced by the allocation of earnings to participating securities, by the weighted average number of common shares.  Losses are not allocated to participating securities.  The weighted average number of common shares outstanding includes restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock.  Diluted EPS includes the determinants of basic EPS and, in addition, give effect to potentially dilutive common shares related to Company stock compensation plans.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock.  This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three and nine months ended September 30, 2010.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market approach.   The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations (“CDOs”) primarily collateralized by banking and insurance company trust preferred and capital securities, certain convertible preferred stock, convertible debt and residential mortgage-backed securities.  There were no transfers in or out of Level 2 during the three and nine months ended September 30, 2010.

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

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent) as of September 30, 2010:

Type of Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Long/short hedge funds (a)	$13,298	$—	Monthly	30 Days
Public/private equity funds (b)	34,782	17,018	n/a	n/a
	$48,080	$17,018

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

Assets at Fair Value as of September 30, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$80,450	$17	$18,397	$98,864
Corporate and other debt:
Corporate debt	1,728	99,217	5,001	105,946
CDOs	—	5,289	1	5,290
Other debt obligations(1)	—	—	12,034	12,034
Total corporate and other debt	1,728	104,506	17,036	123,270
Mortgage-backed securities - residential	—	39,509	—	39,509
U.S. Government and agency securities	4,138	—	—	4,138
Other investments(2)	—	—	48,080	48,080
Total non-derivative trading assets	86,316	144,032	83,513	313,861
Equity options/warrants	6,309	—	—	6,309
Total financial instruments owned	$92,625	$144,032	$83,513	$320,170

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of September 30, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$64,911	$—	$—	$64,911
Corporate debt	—	17,667	—	17,667
U.S. Government and agency securities	13,281	—	—	13,281
Total non-derivative trading liabilities	78,192	17,667	—	95,859
Equity options/warrants	430	—	—	430
Total financial instruments sold, not yet purchased	$78,622	$17,667	$—	$96,289

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

Level 3 Financial Assets

Three Months Ended September 30, 2010	Balance as of June 30, 2010	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of September 30, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$18,425	$(28)	$—	$—	$18,397	$(28)
Corporate and other debt:
Corporate debt	9,501	499	(4,999)	—	5,001	500
CDOs	1	—	—	—	1	—
Other debt obligations	12,386	(352)	—	—	12,034	(352)
Total corporate and other debt	21,888	147	(4,999)	—	17,036	148
Other investments	47,942	543	(405)	—	48,080	(322)
Total Level 3 financial assets	$88,255	$662	(5,404)	$—	$83,513	$(202)

Three Months Ended September 30, 2009	Balance as of June 30, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of September 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,247	$207	$—	$—	$15,454	$207
Corporate and other debt:
Corporate debt	501	—	10,000	—	10,501	(2)
CDOs	1	—	—	—	1	—
Other debt obligations	25,359	7	—	—	25,366	6
Total corporate and other debt	25,861	7	10,000	—	35,868	4
Other investments	37,034	2,071	1,197	—	40,302	2,071
Total Level 3 Financial Assets	$78,142	$2,285	$11,197	$—	$91,624	$2,282

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Nine Months Ended September 30, 2010	Balance as of December 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of September 30, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,873	$(526)	$3,050	$—	$18,397	$158
Corporate and other debt:
Corporate debt	10,000	—	(4,999)	—	5,001	—
CDOs	1	—	—	—	1	—
Other debt obligations	12,347	(313)	—	—	12,034	(313)
Total corporate and other debt	22,348	(313)	(4,999)	—	17,036	(313)
Other investments	41,917	3,162	3,001	—	48,080	2,284
Total Level 3 financial assets	$80,138	$2,323	$1,052	$—	$83,513	$2,129

Nine Months Ended September 30, 2009	Balance as of December 31, 2008	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of September 30, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$14,722	$(32)	$—	$764	$15,454	$(32)
Corporate and other debt:
Corporate debt	1,581	(1,080)	10,000	—	10,501	(1,081)
CDOs	44	2	(45)	—	1	(26)
Other debt obligations	31,063	(53)	(5,644)	—	25,366	4,447
Total corporate and other debt	32,688	(1,131)	4,311	—	35,868	3,340
Other investments	34,893	3,191	2,218	—	40,302	3,104
Total Level 3 financial assets	$82,303	$2,028	$6,529	$764	$91,624	$6,412

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(4)     Short-Term Borrowings

From time to time, the Company obtains secured short-term borrowings primarily through bank loans.  At September 30, 2010 and December 31, 2009, there were no short-term borrowing obligations outstanding.

(5)     Commitments and Contingencies

(a)               Leases

As of September 30, 2010, there were no significant changes in the Company’s lease agreements since December 31, 2009.

(b)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At September 30, 2010, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5,629; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  Discovery is ongoing.  On October 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  Briefing on this motion is expected to be complete on December 20, 2010.

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

(c)                Investment Commitments

As of September 30, 2010, the Company had approximately $17,018 , including $8,739 to an affiliated fund, in outstanding commitments for additional funding to limited partnership investments.

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

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
September 30, 2010:
Purchased options/warrants	$23,084	$6,372	$6,310
Written options	$6,265	$2,030	$430
Short futures contracts	$5,443	$—	$—
Short agency mortgage-backed TBA securities	$27,000	$(6)	$(5)

December 31, 2009:
Purchased options/warrants	$8,285	$380	$628
Written options	$630	$511	$97
Short futures contracts	$6,136	$—	$—

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009:

	Principal Transactions, Net
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Instrument	2010	2009	2010	2009
Equities	$1,544	$6,523	$2,189	$12,065
Corporate and other debt	8,050	10,339	18,894	20,290
Mortgage-backed securities	6,040	4,583	14,241	15,737
Other investments	1,082	2,230	3,701	3,279
Total	$16,716	$23,675	$39,025	$51,371

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(8)     Stockholders’ Equity

Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  During the three months ended September 30, 2010, the Company repurchased and retired 180,500 shares of the Company’s common stock at an average price of $22.19 per share for an aggregate purchase price of $4,004.

This program does not obligate the Company to acquire any particular amount of common stock.  The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investments in the Company’s business, current stock price, market conditions and other factors.  The stock repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

Notes Receivable from Stockholders

Notes receivable from stockholders represent full recourse notes issued to employees for the purchase of stock acquired pursuant to the Company’s terminated book value stock purchase plan. The loans are payable in annual installments and bear interest of 5.0% per annum.

(9)               Stock-Based and Other Incentive Compensation

Stock-Based Compensation

At September 30, 2010, the Company had one effective stock-based compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  As part of the 2009 year-end performance award process (“2009 Bonus Awards”), the Company granted 1,344,042 restricted stock awards (“RSAs”) under the Plan to certain employees in February 2010. The aggregate fair value of the RSAs granted in connection with the 2009 Bonus Awards in February 2010 was $35,321.  This value was based upon the grant date share price of $26.28. RSAs are actual shares of common stock issued to the participant that are restricted.   The stock granted in connection with the 2009 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are subject to forfeiture upon termination of employment and in certain circumstances failing to meet performance criteria.

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(10)                          Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$3,823	$11,894	$23,600	$19,837
Less: Dividends and allocation of undistributed earnings to participating securities(1)	420	1,532	2,582	2,471
Net income applicable to common shareholders	3,403	10,362	21,018	17,366

Weighted average number of common shares outstanding(1)(2):
Basic	32,412,399	31,410,337	32,378,867	31,390,229
Effect of dilutive securities - restricted stock	—	—	—	—
Diluted	32,412,399	31,410,337	32,378,867	31,390,229
Earnings per common share:
Basic	$0.11	$0.33	$0.65	$0.55
Diluted	$0.11	$0.33	$0.65	$0.55

(1)

Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 3,993,489 and 4,643,055 for the three months ended September 30, 2010 and 2009, respectively and 3,974,790 and 4,467,396 for the nine months ended September 30, 2010 and 2009, respectively. Dividends declared on participating securities amounted to $200 for the three and nine months ended September 30, 2010. No dividends were declared during 2009.

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

(11)                          Income Taxes

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  In addition, the following information required by ASC 740 is provided:

•                  Since December 31, 2009, the Company’s gross unrecognized tax benefits, excluding interest and penalties, has decreased by $1,471 primarily due to the resolution of various tax audits.

•                  The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense.   Since December 31, 2009, this amount decreased $1,253 primarily as a result of the resolution of various tax audits.

•                  The Company and its subsidiaries file consolidated federal and various state, local and foreign tax returns.  The federal income tax returns have been audited and/or closed through 2005.  Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2004 tax year.  The settlement of any outstanding audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(13)                          Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $3,997 as of September 30, 2010. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

September 30, 2010
Net Capital	$154,596
Excess	$150,599

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of September 30, 2010, KBWL was in compliance with its local capital adequacy requirements.  At September 30, 2010, KBWL’s capital resources of approximately $35,157 exceeded the capital resources requirement by approximately $24,294 .

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

(15)                          Subsequent Events

Declaration of Quarterly Dividend

                On October 27, 2010, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on December 15, 2010 to shareholders of record on December 3, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Cautionary Statement Regarding Forward Looking Statements

We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements.  These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Business Environment

Our business activities focus exclusively on the financial services sector.  The competitive and regulatory structure of the industry has undergone significant dislocation since the global financial crisis began in 2007.  During the third quarter of 2010, financial markets were characterized by growing uncertainty which generally led to lower valuations for many equity securities and lower market volumes.  At the same time investors continue to prefer fixed income securities as the U.S. Federal Reserve initiated a second new quantitative easing program aimed at lowering long-term interest rates.  Conditions earlier in 2010 that were favorable for many banking companies to raise capital, became much less so during the third quarter which impacted our capital markets activity. The sector remains under stress and the market stability and continuation of current trends is not certain.  The valuation of certain classes of assets remains uncertain and there are continuing concerns in the credit quality of multiple asset classes particularly commercial mortgages.  Securitization markets have not broadly reopened and despite the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) providing for substantial financial regulatory reform in the U.S., the government has yet to address reform in the mortgage sector, particularly as it relates to FNMA and Freddie Mac.  U.S. lenders generally continue to lend only to the most credit worthy borrowers, making credit tight across the broad economy given continued labor market weakness.

In the U.S., the financial services sector remains highly fragmented.  There are approximately 1,000 publicly traded banks and thrifts and approximately 7,700 different banking entities in the U.S.  Although many larger financial institutions have succeeded in recapitalizing and have repaid government assistance, bank failures among smaller institutions have continued.  In the third quarter of 2010, there were 41 failed U.S. banks with assets totaling approximately $14 billion compared to 45 banks with assets totaling $50 billion in the prior quarter and 50 failed banks in the U.S. with assets totaling $64 billion in the third quarter of 2009.  Trends in the global economy and domestic and international financial markets have a significant impact on the outlook for financial services, including the market prices for our stock and the securities of other companies in the sector.

Globally, there continues to be stress in Europe especially regarding public sector debt and market valuations for financial stocks have continued to be depressed.  The generally positive data resulting from uniform stress testing for European banks and the adoption of new capital standards under Basel III has added some stability to this sector.

It is difficult to predict how long these general, uncertain conditions will prevail or whether additional deterioration in asset quality, further credit market dislocation or sustained market downturns may exacerbate the impact of these factors on our overall revenues.   To date, there has not been a significant return of M&A activity.  The enactment of the Dodd-Frank Act providing for substantial changes in the regulation of the banking sector will require substantial rulemaking prior to implementation, and the impact on our industry and on many of our clients and customers cannot currently be predicted.  We believe that we are well capitalized and remain well positioned to assist in capital markets and M&A transactions for the financial services industry in the U.S., Europe and Asia.

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Overview

Total revenues were $89.6 million for the three months ended September 30, 2010 compared with $122.6 million for the three months ended September 30, 2009, a decrease of $33.0 million, or 26.9%. The change was primarily due to decreases in investment banking and commissions revenues of $19.4 million and $8.4 million, respectively, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

Total expenses were $85.4 million for the three months ended September 30, 2010 compared with $101.1 for the three months ended September 30, 2009.  The change was due to a $17.9 million decrease in compensation and benefits expense, partially offset by a $2.2 million increase in non-compensation expenses.

We recorded net income of $3.8 million, or $0.11 per diluted share, for the three months ended September 30, 2010, compared with $11.9 million, or $0.33 per diluted share, for the same period in 2009. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering (“IPO”), our non-GAAP operating net income was $5.3 million, or $0.15 per diluted share for the three months ended September 30, 2010, compared with $13.4 million, or $0.37 per diluted share for the same period in 2009. See “-Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$38,398	$57,785	$(19,387)	(33.6)%
Commissions	28,199	36,595	(8,396)	(22.9)
Principal transactions, net	16,716	23,675	(6,959)	(29.4)
Interest and dividend income	3,184	2,655	529	19.9
Investment advisory fees	632	341	291	85.3
Other	2,485	1,588	897	56.5
Total revenues	89,614	122,639	(33,025)	(26.9)

Expenses:
Compensation and benefits	55,873	73,819	(17,946)	(24.3)
Non-compensation expenses:
Occupancy and equipment	5,702	5,567	135	2.4
Communications and data processing	8,111	7,399	712	9.6
Brokerage and clearance	4,314	4,939	(625)	(12.7)
Business development	4,863	4,427	436	9.8
Interest	240	135	105	77.8
Other	6,303	4,829	1,474	30.5
Non-compensation expenses	29,533	27,296	2,237	8.2
Total expenses	85,406	101,115	(15,709)	(15.5)
Income before income taxes	4,208	21,524	(17,316)	(80.4)
Income tax expense	385	9,630	(9,245)	(96.0)
Net income	$3,823	$11,894	$(8,071)	(67.9)%

Three Month Non-GAAP Financial Measures

Compensation cost for stock-based awards are measured at fair value on the date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.

We reported our compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis (“Non-GAAP Financial Measures”) for the three months ended September 30, 2010 in our October 28, 2010 press release. Each of the Non-GAAP Financial Measures exclude compensation expense related to the amortization of IPO restricted stock awards granted in November 2006. While we have granted restricted stock awards and other share-based compensation in connection with our regular compensation of employees and new hires, we do not expect to make any such substantial grants to employees as we did when we granted IPO restricted stock awards.

Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the periods ended September 30, 2010 and 2009. Specifically, our management believes that these Non-GAAP Financial Measures provide useful information by excluding the amortization expense of the IPO awards, which may not be indicative of our core operating results and business outlook. Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not and likely will not include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

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

The following table provides details with respect to reconciling compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in thousands, except per share information)

Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$55,873	$73,819
Adjustment to exclude amortization expense of the IPO awards (a)	(2,597)	(2,689)
Non-GAAP operating compensation and benefits expense (b)	$53,276	$71,130

Compensation ratio (c):
Compensation ratio - GAAP basis	62.3%	60.2%
Non-GAAP operating compensation ratio (b)	59.5%	58.0%

Net income:
Net income - GAAP basis	$3,823	$11,894
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	1,465	1,553
Non-GAAP operating net income (b)	$5,288	$13,447

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.11	$0.33
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	0.04	0.04
Non-GAAP operating diluted earnings per share (b)	$0.15	$0.37

(a)	The adjustment represents the exclusion of the compensation expense related to the amortization of the IPO restricted stock awards granted to employees in November 2006.
(b)	A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

Revenues

Investment Banking

Investment banking revenue was $38.4 million for the three months ended September 30, 2010 compared with $57.8 million for the same period in 2009, a decrease of $19.4 million, or 33.6%.  Capital markets revenue was $19.9 million for the three months ended September 30, 2010 compared with $51.7 million for the same period in 2009, a decrease of $31.8 million, or 61.5%. The decrease was primarily due to fewer equity capital markets transactions in the 2010 quarter compared with the record number of equity capital markets transactions in the 2009 quarter.  M&A and advisory revenue increased $12.4 million to $18.5 million for the three months ended September 30, 2010 compared with $6.1 million for the same period in 2009.  This increase was primarily due to the greater number of completed engagements in the third quarter of 2010 compared with the same period in 2009.

Commissions

Commissions revenue was $28.2 million for the three months ended September 30, 2010 compared with $36.6 million for the same period in 2009, a decrease of $8.4 million, or 22.9%, reflecting lower trading volumes. U.S. equity commissions were $19.7 million for the three months ended September 30, 2010 compared with $25.5 million for the same 2009 period, a decrease of $5.8 million, or 22.7%, as investor uncertainty in the U.S. reduced customer trading activity compared with the same quarter of 2009.  Non-U.S. equity commissions were $8.5 million for the three months ended September 30, 2010 compared with $11.1 million for the same period in 2009, a decrease of $2.6 million, or 23.4%, on lower trading volumes for European equities.

Principal Transactions, Net

Principal transactions, net resulted in revenue of $16.7 million for the three months ended September 30, 2010 compared with $23.7 million for the same period in 2009, a decrease of $7.0 million, or 29.4%.  Trading for our own account, including firm investments, resulted in a net gain of $4.2 million for the three months ended September 30, 2010 compared with $10.4 million for the same period in 2009, reflecting the broad and significant recovery of markets in the third quarter of 2009, compared with uncertain markets that prevailed in the 2010 third quarter.  Our fixed income revenue was $14.0 million for the three months ended September 30, 2010 compared with $16.2 million for the same period in 2009, a decrease of $2.2 million, or 13.6%. Our equity market making activity resulted in a loss of $1.2 million for three months ended September 30, 2010 compared with a loss of $2.9 million for the same period in 2009.

Interest and Dividend Income

Interest and dividend income increased $0.5 million, or 19.9%, to $3.2 million for the three months ended September 30, 2010 compared with $2.7 million for the same period in 2009.  The increase was primarily due to higher average holdings of interest bearing assets.

Expenses

Compensation and Benefits

Compensation and benefits expense was $55.9 million, a decrease of $17.9 million, or 24.3% for the three months ended September 30, 2010 compared with $73.8 million for the same period in 2009, reflecting lower revenues.  Non-GAAP operating compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 59.5% for the third quarter of 2010 compared with 58.0% for the same period in 2009. See “-Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $8.1 million for the three months ended September 30, 2010 compared with $7.4 million for the same period in 2009, an increase of $0.7 million, or 9.6%.  The increase was primarily due to higher market data costs in 2010 compared with the same period in 2009.

Brokerage and Clearance

Brokerage and clearance expense was $4.3 million for the three months ended September 30, 2010 compared with $4.9 million for the same period in 2009, a decrease of $0.6 million, or 12.7%.  The decrease was primarily a result of lower trading volume in 2010 compared with the same period in 2009.

Business Development

Business development expense was $4.9 million for the three months ended September 30, 2010 compared with $4.4 million for the same period in 2009, an increase of $0.4 million, or 9.8%.  The increase was primarily due to higher travel and entertainment expenses in 2010 compared with the same period in 2009.

Other

Other expenses were $6.3 million for the three months ended September 30, 2010 compared with $4.8 million for the same period in 2009, an increase of $1.5 million, or 30.5%.  The increase was primarily due to an increase in foreign currency losses in 2010.

Income Tax Expense

Income tax expense was $0.4 million for the three months ended September 30, 2010, which resulted in an effective tax rate of 9.1%, compared with $9.6 million for the same period in 2009, which resulted in an effective tax rate of 44.7%. The third quarter of

2010 included a discrete reduction in income tax expense due to the release of prior period reserves for uncertain tax provisions.  Excluding this reduction and certain other adjustments recorded in the quarter, the year to date effective tax rate as of September 30, 2010 would have been 43.7%.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Overview

Total revenues increased $28.7 million, or 9.6%, to $328.7 million for the nine months ended September 30, 2010 compared with $300.0 million for the same period in 2009.  This increase was primarily due to higher investment banking revenues of $169.5 million for the nine months ended September 30, 2010, an increase of $42.6 million, partially offset by decreases in principal transactions, net and commissions revenue of $12.3 million and $8.8 million, respectively, compared with the nine months ended September 30, 2009.

Total expenses were $289.4 million for the nine months ended September 30, 2010 compared with $262.9 million for the same period in 2009, an increase of $26.4 million, or 10.0%.  This increase was due to higher compensation and benefits expense and non-compensation expenses of $17.8 million and $8.6 million, respectively.

We recorded net income of $23.6 million, or $0.65 per diluted share, for the nine months ended September 30, 2010 compared with $19.8 million, or $0.55 per diluted share for the nine months ended September 30, 2009, an increase of $3.8 million, or $0.10 per diluted share.  After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net income was $27.7 million, or $0.76 per diluted share for the nine months ended September 30, 2010, compared with $23.8 million, or $0.66 per diluted share for the same period in 2009. See “—Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Nine Months Ended
	September 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$169,533	$126,958	$42,575	33.5%
Commissions	99,701	108,466	(8,765)	(8.1)
Principal transactions, net	39,025	51,371	(12,346)	(24.0)
Interest and dividend income	9,738	6,430	3,308	51.4
Investment advisory fees	1,423	974	449	46.1
Other	9,310	5,812	3,498	60.2
Total revenues	328,730	300,011	28,719	9.6

Expenses:
Compensation and benefits	202,810	184,965	17,845	9.6
Non-compensation expenses:
Occupancy and equipment	16,817	16,168	649	4.0
Communications and data processing	23,926	21,301	2,625	12.3
Brokerage and clearance	13,180	12,423	757	6.1
Business development	12,124	10,672	1,452	13.6
Interest	765	361	404	111.9
Other	19,730	17,058	2,672	15.7
Total non-compensation expenses	86,542	77,983	8,559	11.0
Total expenses	289,352	262,948	26,404	10.0
Income before income taxes	39,378	37,063	2,315	6.2
Income tax expense	15,778	17,226	(1,448)	(8.4)
Net income	$23,600	$19,837	$3,763	19.0%

Nine Month Non-GAAP Financial Measures

The following table reconciles GAAP compensation and benefits expense, compensation ratio, net income and diluted earnings per share for the nine months ended September 30, 2010 and 2009 to these items on a non-GAAP basis for the same respective periods.

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in thousands, except per share information)

Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$202,810	$184,965
Adjustment to exclude amortization expense of the IPO awards (a)	(7,260)	(7,412)
Non-GAAP operating compensation and benefits expense (b)	$195,550	$177,553

Compensation ratio (c):
Compensation ratio - GAAP basis	61.7%	61.7%
Non-GAAP operating compensation ratio (b)	59.5%	59.2%

Net income:
Net income - GAAP basis	$23,600	$19,837
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	4,087	3,967
Non-GAAP operating net income (b)	$27,687	$23,804

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.65	$0.55
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	0.11	0.11
Non-GAAP operating diluted earnings per share (b)	$0.76	$0.66

(a)	The adjustment represents the exclusion of the compensation expense related to the amortization of the IPO restricted stock awards granted to employees in November 2006.
(b)	A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

See the section entitled “-Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of Non-GAAP Financial Measures provides useful information for investors regarding our financial condition and results of operations.

Revenues

Investment Banking

Investment banking revenue was $169.5 million for the nine months ended September 30, 2010 compared with $127.0 million for the same period in 2009, an increase of $42.6 million, or 33.5%.  M&A and advisory revenue increased $28.0 million to $49.4 million for the nine months ended September 30, 2010 compared with $21.4 million for the same period in 2009.  This increase was primarily due to the greater number of completed engagements in the first nine months of 2010.  Capital markets revenue increased $14.5 million, or 13.7%, to $120.1 million for the nine months ended September 30, 2010 compared with $105.6 million for the same period in 2009, primarily due to a higher number of equity private placement transactions in 2010.

Commissions

Commissions revenue was $99.7 million for the nine months ended September 30, 2010 compared with $108.5 million for the same period in 2009, a decrease of $8.8 million, or 8.1%, reflecting lower trading volumes.  U.S. equity commissions were $73.2 million for the nine months ended September 30, 2010 compared with $79.9 million for the same 2009 period, a decrease of $6.7 million, or 8.4%.  Non-U.S. equity commissions were $26.5 million for the nine months ended September 30, 2010 compared with $28.6 million for the same period in 2009, a decrease of $2.1 million, or 7.3%.

Principal Transactions, Net

Principal transactions, net resulted in revenue of $39.0 million for the nine months ended September 30, 2010 compared with $51.4 million for the same period in 2009.  The decrease was primarily due to lower revenues from trading for our own account resulting from less favorable market conditions, particularly in the second quarter of 2010.  Trading for our own account, including firm investments, resulted in a net gain of $8.8 million for 2010 compared with $18.1 million for the same period in 2009. Our fixed income revenue was $33.9 million for the nine months ended September 30, 2010 compared with $38.7 million for the same period in 2009, a decrease of $4.8 million, or 12.4%. Our equity market making activity resulted in a loss of $3.2 million for the nine months ended September 30, 2010 compared with a loss of $5.4 million for the same period in 2009.

Interest and Dividend Income

Interest and dividend income increased $3.3 million, or 51.4%, to $9.7 million for the nine months ended September 30, 2010 compared with $6.4 million for the same period in 2009.  The increase was primarily due to higher average holdings of interest bearing assets and a special dividend received of $0.5 million in 2010.

Other

Other revenues increased $3.5 million, or 60.2%, to $9.3 million for the nine months ended September 30, 2010 compared with $5.8 million for the same period in 2009. The increase was primarily due to higher fees earned by the loan portfolio sales group compared with the same period in 2009.

Expenses

Compensation and Benefits

Compensation and benefits expense was $202.8 million, an increase of $17.8 million, or 9.6% for the nine months ended September 30, 2010 compared with $185.0 million for the same period in 2009, reflecting higher revenues.  Non-GAAP operating compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 59.5% for the nine months ended September 30, 2010 compared with 59.2% for the same period in 2009. See “-Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $23.9 million for the nine months ended September 30, 2010 compared with $21.3 million for the same period in 2009, an increase of $2.6 million, or 12.3%.  The increase was primarily due to higher market data costs in 2010 compared with the same period in 2009.

Business Development

Business development expense was $12.1 million for the nine months ended September 30, 2010 compared with $10.7 million for the same period in 2009, an increase of $1.5 million, or 13.6%.  The increase was primarily due to higher travel and entertainment expenses in 2010 compared with the same period in 2009.

Other

Other expenses were $19.7 million for the nine months ended September 30, 2010 compared with $17.1 million for the same period in 2009, an increase of $2.7 million, or 15.7%.  The increase was primarily due to higher professional fees in 2010 compared with the same period in 2009.

Income Tax Expense

Income tax expense was $15.8 million for the nine months ended September 30, 2010, which resulted in an effective tax rate of 40.1%, compared with $17.2 million for the same period in 2009, which resulted in an effective tax rate of 46.5%.  The change in the effective tax rate was primarily due to the impact of permanent differences relative to increased pre-tax income level.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock. This category may also include U.S. Government and agency securities for which we typically receive independent external valuation information.

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

Our Level 3 assets were $83.5 million as of September 30, 2010, which represented approximately 12% of total assets and approximately 26% of total assets measured at fair value.

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

Contractual Obligations

As of September 30, 2010, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2009.  Investment commitments were $17.0 million, including $8.7 million to an affiliated fund, as of September 30, 2010.

Off-Balance Sheet Arrangements

In the normal course of our principal trading activities, we may enter into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options, warrants, futures contracts and mortgage-backed to-be-announced securities, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options and warrants are conducted through regulated exchanges, which clear and guarantee performance of counterparties. As described in Item 3 — “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of September 30, 2010, we had liquid assets of $312.3 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

Our dividend policy currently contemplates the payment of a quarterly cash dividend of approximately $0.05 per share of outstanding common stock. On July 28, 2010, our board of directors declared a quarterly cash dividend of $0.05 per share of common stock (equaling an aggregate payment of $1.8 million), which cash dividend was paid on September 15, 2010 to holders of record as of the close of business on September 3, 2010.  On October 27, 2010, our board of directors declared a quarterly cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.8 million based on approximately 36.5 million total shares outstanding on October 29, 2010, including shares underlying vested restricted stock units), which cash dividend will be paid on December 15, 2010 to holders of record as of the close of business on December 3, 2010.

On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by  management.  During August 2010, we repurchased 180,500 shares of our common stock at an average price of $22.19 per share, for an aggregate purchase price of $4.0 million.

The dividend to be paid on December 15, 2010 and share repurchase are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources. Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid in capital.

As a registered broker-dealer and member firm of FINRA, as successor to the NYSE, Keefe is subject to the uniform net capital rule of the SEC. We use the basic method permitted by the uniform net capital rule, which generally requires that the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. FINRA, as successor to the NYSE, may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory minimum required capital. We do not expect that these requirements will materially impact our ability to meet our current and future obligations.

At September 30, 2010, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $154.6 million, or $150.6 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $35.2 million exceeded the capital resources requirement by approximately $24.3 million at September 30, 2010.

Cash Flows

Nine months ended September 30, 2010.   Cash decreased $13.9 million during the nine months ended September 30, 2010, primarily due to cash used in financing activities of $15.5 million, partially offset by cash provided by operating activities of $5.4 million.

Net income, after adjusting for non-cash expense and revenue items of $34.8 million, provided cash of $58.4 million.  The non-cash items consisted of expenses of $34.5 million resulting from the amortization of stock-based compensation and $3.8 million related to depreciation and amortization, partially offset by a $3.5 million deferred income tax benefit. Cash of $93.1 million was used as a result of an increase in operating assets, primarily attributable to an increase in financial instruments owned, at fair value of $146.0 million, partially offset by decreases in receivables from clearing brokers and accounts receivable of $38.6 million and $15.0 million, respectively.  Cash of $40.1 million was provided as a result of an increase in operating liabilities, primarily attributable to an increase in financial instruments sold, not yet purchased, at fair value of $59.4 million, partially offset by a decrease in accounts payable, accrued expenses, and other liabilities of $20.4 million.

We used $3.0 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $15.5 million, primarily as a result of the repurchase of shares of common stock related to the stock repurchase program and the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned for the nine months ended September 30, 2010:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$107,124	$56,720	$91,587
Corporate and other debt	$123,270	$47,656	$83,627
Mortgage-backed securities	$39,509	—	17,467
U.S. Government and agency securities	$4,138	$—	$827
Other investments	$48,080	$41,917	$45,619
Short Value:
Equities	$65,341	$31,288	$46,430
Corporate and other debt	$17,667	$2,408	$9,331
U.S. Government and agency securities	$16,744	$451	$8,180

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

Sentinel Management Group Litigation

A lawsuit was filed on January 12, 2009 by Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc., in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC, as described in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2009.  Discovery is ongoing.  On October 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  Briefing on this motion is expected to be complete on December 20, 2010.

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

Item 1A.    Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2010.

The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2010 (dollars in thousands, except per share information):

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	—	$—	—	$70,000
August 1, 2010 to August 31, 2010	180,500	$22.19	180,500	$65,995
September 1, 2010 to September 30, 2010	4,374	$25.59	—	$65,995
Total	184,874	$22.27	180,500

(1)               4,374 shares, all of which were purchased during September 2010, were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

(2)               On July 28, 2010 our board of directors approved and adopted a stock repurchase program, which authorizes management to repurchase up to $70.0 million worth of shares of our common stock from time to time (at prevailing market prices) in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management.  This stock repurchase program, which was publicly announced on July 29, 2010, will terminate once the aggregate price of all shares repurchased under the program equals the maximum authorized repurchase amount of $70.0 million, although management may elect to terminate the program at an earlier time.

(3)               All shares were immediately retired upon purchase by us.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.       Other Information.

On December 31, 2008, the Company entered into amended and restated change of control agreements (together, the “Agreements”), with Mitchell B. Kleinman and Robert Giambrone, each a named executive officer of the Company. Under the Agreements, on each anniversary of the date of the Agreement (the “Renewal Date”), the term of the Agreement automatically extends to terminate on the third anniversary of such Renewal Date unless, at least 60 days prior to the Renewal Date, the Company delivers notice to the executive that it elects not to extend the Agreement. The next Renewal Date under the Agreements will be December 31, 2010.

On November 1, 2010, the Company delivered notice to each of Messrs. Kleinman and Giambrone that the Agreements shall not be extended on the next Renewal Date and, accordingly, the terms of the Agreements will be scheduled to expire on December 31, 2012, subject to earlier termination in accordance with the terms of each Agreement. Each notice is included as an exhibit to this Form 10-Q.

Item 5.       Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2010

KBW, INC.

By:	/s/ JOHN G. DUFFY
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
	Name:	Robert Giambrone
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1†

Letter Notice by and between Robert Giambrone and KBW, Inc., dated as of November 1, 2010, pertaining to Amended and Restated Change of Control Agreement entered into by and between such parties on December 31, 2008.

10.2†

Letter Notice by and between Mitchell B. Kleinman and KBW, Inc., dated as of November 1, 2010, pertaining to Amended and Restated Change of Control Agreement entered into by and between such parties on December 31, 2008.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

†Indicates a management contract or compensatory arrangement.