Form 10-K
period 2010-12-31
KBW, INC.
filed 2011-02-25
CIK 1063494

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 001-33138

KBW, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4055775 (I.R.S. Employer Identification No.)

787 Seventh Avenue, New York, New York 10019
(Address of principal executive offices)

Registrant's telephone number, including area code:
 212-887-7777

         Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.01 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2010 was approximately $706 million. For purposes of this information, the then outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

         The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of February 18, 2011 was 36,596,435 which number includes 4,124,780 shares representing unvested restricted stock awards and excludes 1,046,448 shares underlying vested restricted stock units.

         Documents incorporated by reference:    Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with the 2011 annual meeting of stockholders to be held on June 13, 2011 are incorporated by reference in this Form 10-K. Such definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2010.

i

EX-10.14:	FORM OF RESTRICTED STOCK AWARD AGREEMENT
EX-10.21:	AMENDMENT TO CHANGE OF CONTROL AGREEMENT
EX-10.24:	AMENDMENT TO CHANGE OF CONTROL AGREEMENT
EX-21.1:	LIST OF SUBSIDIARIES OF KBW, INC.
EX-23.1:	CONSENT OF KPMG LLP
EX-31.1:	CERTIFICATION
EX-31.2:	CERTIFICATION
EX-32.1:	CERTIFICATION
EX-32.2:	CERTIFICATION
EX-101	INTERACTIVE DATA

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Form 10-K in Item 1—"Business", Item 1A—"Risk Factors", Item 3—"Legal Proceedings", Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under Item 1A—"Risk Factors" in this Form 10-K.

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

iii

        When we use the terms "KBW," "KBW, Inc.," "the Company," "we," "us" and "our," we mean the combined business of KBW, Inc., a Delaware corporation, and of its consolidated subsidiaries, unless the context otherwise indicates. All data provided herein is as of or for the period ended December 31, 2010 unless otherwise expressly noted.

Item 1.    Business

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

        Our business is organized into four general service offerings: (i) investment banking, including mergers and acquisitions ("M&A") and other strategic advisory services, equity and fixed income securities offerings, and mutual thrift conversions, (ii) equity and fixed income sales and trading, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients and various investment vehicles.

        Within our full service business model, our focus includes bank and thrift holding companies, banking companies, thrift institutions, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts ("REITs"), consumer and specialty finance firms, financial processing companies and securities exchanges. As of December 31, 2010, our research department covered an aggregate of 678 financial services companies, including 464 companies in the United States and Canada, 136 in Europe and 78 in Asia. Our revenues are derived from a broad range of products and sectors within the financial services industry.

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

        We provide our investment banking, sales and trading and research services in the U.S., Europe and Asia through three wholly-owned operating subsidiaries: Keefe, Bruyette & Woods, Inc., a U.S. registered broker dealer headquartered in New York; Keefe, Bruyette & Woods Limited, an investment firm in London, U.K. authorized and regulated in the U.K. by the Financial Services Authority and Keefe, Bruyette & Woods Asia Limited, an investment firm headquartered in Hong Kong licensed and regulated in Hong Kong by the Securities and Futures Commission. We have additional offices in the U.S. in Atlanta, Boston, Chicago, Hartford, Houston, Richmond (Virginia) and San Francisco and an office in Tokyo, Japan. We manage these subsidiaries and provide these services as a single business available to our clients and customers on a global basis. Our research is prepared for global distribution, and we have sales, trading and investment banking personnel in each jurisdiction able to provide access to any of the markets we serve. We believe that sharing ideas within the Company and among customers on a global basis provides added value throughout our operations.

        Our wholly-owned asset management subsidiary, KBW Asset Management, Inc., a U.S. registered investment advisor, is headquartered in New York. We also invest in privately placed securities and limited partnerships for strategic purposes and make strategic principal investments in publicly traded securities. Due to the integrated nature of the financial markets we serve, we do not present revenues by geographic region, as such presentation is impracticable.

        The year 2011 will mark the tenth anniversary of the tragedies of September 11, 2001, which directly affected our company. Our headquarters in the World Trade Center was destroyed and 67 employees, nearly half of our New York staff, perished that day. Five of our nine board members, including our co-CEO and Chairman, died. The employees of several departments, including equity trading and fixed income sales and trading and research, were nearly completely lost. Despite these losses, the depth of experience and longevity of our employee base and their personal commitment to rebuilding our company left us with people with the knowledge and commitment to continue, renew and significantly grow our business. After September 11, 2001, we actively reconstituted and grew our company from 157 surviving employees to 585 employees as of December 31, 2010, while striving to continue the nearly half-century old tradition of camaraderie among employees and to provide "best in class" service to customers.

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

        Our investment banking practice is based on long-term relationships developed by the department's professionals operating from our offices in New York, London, Hong Kong, Chicago, Houston, Richmond (Virginia), and San Francisco. The locations of our U.S. offices enable us to identify local and regional opportunities and provide clients with locally-based services, while keeping in close touch with developments in major financial centers in the U.S., Europe and Asia and leveraging product expertise largely headquartered in New York, London and in Hong Kong. Our international presence enables us to act on opportunities for financial companies on an international basis for investment and transactional purposes. We strive to offer our clients a high level of attention from senior personnel and have designed our organizational structure so that our investment bankers who are responsible for securing and maintaining client relationships actively participate in related transaction execution services to those clients.

        We believe that our focus on the financial services industry and the depth of our professionals' experience have enabled us to respond creatively and effectively when traditional solutions fall short of achieving a client's goals. For example, for customers seeking to raise equity capital as the banking industry rebuilds globally, our knowledge of the markets and the developing practices and policies of regulators, have been critical to the success of these transactions. In recent years there has been significant capital markets and advisory activity relating to acquisitions of financial institutions where government agencies such as the Federal Deposit Insurance Corporation ("FDIC"), are a party to the transaction and may provide economic support as part of the transaction structure. Within regulatory limitations, our Washington Working Group, which consists of various representatives of different departments, helps to contribute up-to-date knowledge to the capital raising and advisory services we provide to clients that engage in these types of transactions.

        Our investment banking business is currently structured to serve four segments of the financial services industry: banks and thrifts, insurance, diversified finance (which includes all other types of financial service businesses, such as mortgage REITs, broker dealers, asset managers, mortgage banks, and consumer and specialty finance firms) and real estate (including property (equity) REITs, operating companies, and other investment vehicles focused on real estate). We remain a leading authority on mutual thrift conversions. Our focus in the U.S. has traditionally been on small and mid cap companies, although we have provided services to large cap companies, reflecting the growth of our long term clients and opportunities that have arisen as large cap companies have sought access to our knowledgeable institutional customer base in capital markets offerings and independent specialized advice. In Europe and Asia we are building out both our capital markets and financial advisory practices with the addition of experienced individuals with established local contacts who are able to market our depth and global expertise. Many of our investment banking clients are also natural candidates for coverage by our research department. Our execution capabilities and range of service offerings enable us to continue serving these companies as they engage in more complex capital markets and strategic transactions.

        M&A and Strategic Advisory Services.    We provide a broad range of advice to our clients in relation to mergers, acquisitions and other corporate finance matters and are positioned to be involved at each stage of these transactions, from initial structuring to final execution. We have consistently been among the top ranking M&A advisors in the U.S. for companies in the financial services industry. The economic environment for financial services companies globally has resulted in a significant reduction in M&A activity for depositary and other financial institutions as asset valuations remain very uncertain. In the U.S. during 2010, a number of capital markets transactions were completed to position healthier companies to pursue consolidation opportunities that may develop, including those where assets or institutions may be purchased from, or with the assistance of, government regulators. In Europe, large financial institutions have also recapitalized in significant capital markets transactions in which we have participated and we have been building our staff to position ourselves to provide advisory services as markets stabilize and improve.

        Our advisory and related services to clients considering potential acquisitions of a target company or certain of its assets may include:

  •
  evaluating potential acquisition targets,

  •
  providing valuation analyses,

  •
  evaluating and proposing financial and strategic alternatives,

  •
  rendering, if appropriate, fairness opinions,

  •
  providing advice regarding the timing, structure and pricing of a proposed acquisition, and

  •
  assisting in negotiating and closing the acquisition.

        Our advisory and related services to clients contemplating the sale of their entire company or certain of their businesses or assets may include:

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

        Capital Raising Services.    Capital raising has always been especially important in the financial services industry, and, in the U.S. we have traditionally been one of the leading underwriters in such transactions. Many of our clients, such as banks, thrifts, brokerage firms and insurance companies operate under statutes or regulations that require the maintenance of certain capital levels in order to provide many of their services. We act as underwriter and placement agent in both public and private offerings of equity and debt securities.

        Capital raising requires the close global coordination of our investment banking practice, our capital markets department and our equity and fixed income sales and trading departments. Investors in financial services companies often consider equity, fixed income and hybrid investments. Our equity and fixed income capital markets groups, operate globally, in order to coordinate opportunities and transactions across various operating subsidiaries. Our capital markets group works with the investment banking department in efforts to obtain capital markets investment banking mandates and also coordinate with syndicate departments of other investment banks in obtaining underwriting and co-manager roles. By coordinating these capital raising services, we introduce companies seeking to raise capital to customers that we believe will be supportive, long term investors. In addition, the ability to provide after market support as a leading market maker or significant trader of listed securities, is a critical factor in receiving public equity capital raising assignments.

        During 2010, equity capital markets transactions in which the Company participated as an underwriter or placement agent were at a record level, reflecting the efforts of companies to recapitalize in the revitalized capital markets and our important position in this sector. We believe that, while our market share of financial services industry transactions is significant, there is still an opportunity for growth in this area.

  Equity and Fixed Income Sales and Trading and Global Capital Markets

        Equity Sales and Trading.    Our institutional equity sales team serves clients out of our New York, London, Hong Kong, Boston, Hartford, Atlanta and San Francisco offices. Unlike many of our larger, less specialized competitors, all of our sales representatives are specifically trained in the analysis of financial services companies. Our sales and trading team provides specialized services, including value-added, industry and sector-specific trading expertise, research and access to capital markets transactions. Through an extensive use of sector-focused presentations and transaction-related teach-ins, we have emphasized educating our sales force as we have expanded our business model to include additional sectors of the financial services industry. In each country where we operate, we have specialized sales and trading expertise which we can serve clients investing in companies throughout our global operations. We maintain relationships with many of the world's largest institutional investors, including both domestic and international investment advisors, banks, mutual funds, hedge funds, pension funds and insurance companies.

        We have access to major stock exchanges in the United States, Europe and Asia. As of December 31, 2010, our U.S. equity trading team made markets in over 1,000 Nasdaq and NYSE listed financial services stocks, convertible securities and warrants and consistently ranks among the top traders of financial services securities. We are currently building out market making capabilities in our U.K. subsidiary which will enhance our trading services for U.K. and European equity securities.

        Our equity sales group provides institutional customers with significant access to company managements and our research analysts. This is accomplished through our many industry-focused conferences, roadshow access for capital markets transactions, and a combination of management marketing days, including marketing trips, group meetings and field trips, along with analyst marketing trips and "Best Ideas" presentations and our annual investor idea "Bruyette Dinners."

        We have been an active participant in corporate repurchase programs for small, mid and large cap companies. We have also been willing to commit our capital to participate in accelerated share repurchase programs. Many of these investors are active in all of the global geographic areas we serve.

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

        Our loan portfolio sales group has provided valuation support and transaction services as part of our effort to work with the government and private investors on bank recapitalizations and reorganizations. The group is also actively involved in assisting the government in the disposition of assets acquired by failed financial institutions. The ability to offer valuation services for loan portfolios has been an important element in helping investors understand opportunities related to capital markets transactions for financial institutions who own significant portfolios of these assets. Our financial balance sheet management group provides valuations and restructuring strategies for the full range of securities and loans, including those loans that are sub-performing, non-performing and charged-off.

        Global Capital Markets.    Our Global Capital Markets Group, with employees in New York, London and Hong Kong, is responsible for overseeing our participation in equity and debt capital markets transactions. The group coordinates the marketing, distribution, pricing and stabilization of our managed offerings and our participation in offerings managed by others. During 2010, many capital markets transactions occurred rapidly and with limited marketing periods, making the efforts of this group integral to our participation in capital markets activity.

  Research

        We conduct our research activities on a coordinated basis through each of our brokerage subsidiaries. Research is produced for global distribution to customers. We believe our efforts to maintain our position as a leading research provider in the financial services sector enhances our reputation and the value of our market franchise and attracts sales and trading customers seeking specialized research.

        As of December 31, 2010, our research covered 678 domestic and international financial services companies such as bank and thrift holding companies, banks, thrifts, REITs, and specialty finance, insurance and securities firms and securities exchanges. Our research provides the foundation for an International Financial Sector Index KBW Global (ex-U.S.) Financial Sector Index (KGX) and eight widely followed domestic industry indices: the KBW Bank Index (BKX), the KBW Regional Banking Index (KRX), the KBW Insurance Index (KIX), the KBW Capital Markets Index (KSX), the KBW Mortgage Finance Index (MFX), the KBW Premium Yield Equity REITs Index (KYX), the KBW Financial Sector Dividend Yield Index (KDX), and the KBW Property & Casualty Index (KPX). All the above indices are also used in widely traded exchange traded funds with over US $3 billion in AUM and exchange traded options under licenses from us. Similarly, our London based research team provides the foundation for the five European financial indices. These include: the KBW European Large-Cap Banking Index (KEBI-Euros and KEBID-US Dollars); the KBW European Mid & Small-Cap Banking

Index (KMBI-Euros and KMBID-US Dollars); the KBW European Insurance Index (KEII-Euros and KEIID-US Dollars); the KBW Miscellaneous Financials Index (KMFI-Euros and KMFID-US Dollars); the KBW Emerging European Financials Index (KEEI-Euros and KEEID-US Dollars).

        The expansion of our research coverage is an integral part of the expansion of our investment banking and sales activities. This model initially supported our growth in the banking industry, followed by our growth into insurance and diversified financials, and in recent years, REITs, commercial real estate operating companies and home builders. It has been an integral part of the development of our European and Asian operations.

        Our U.S. based research analysts covered the equity securities of 464 companies in the United States and Canada as of December 31, 2010. Our U.S. and Canadian equity coverage as of December 31, 2010 is summarized in the following table:

Sector	Number of Companies
Banks and Thrifts
Regional Banks and Thrifts	172
Large Cap Banks and Thrifts	16
Trust and Custody Banks	3
Canadian Banks	4

Total	195

Insurance
Property Casualty Insurance	57
Life Insurance	18
Other Insurance	8

Total	83

Diversified Financials
Equity REITs	61
Specialty Finance	31
Asset Managers	18
Broker Dealers	19
Mortgage Finance	17
Exchange & Order Execution	14
Processing/Business Information	12
Financial Guarantors	1
REOC's	7
Homebuilders	5
Capital/Derivative Markets	1

Total	186

Total U.S. Companies under coverage	464

        Our U.S. research team covers all segments of market capitalization across the financial services industry. The median market capitalization of companies covered in the United States and Canada was approximately $2.9 trillion as of December 31, 2010.

        Our European research team covered 136 companies in diverse portions of the financial services sector predominantly in various countries in Europe and emerging markets as of December 31, 2010. The group covered 53 banks, including 50 commercial banks and three investment banks; 41 insurance companies, including 31 European insurers, four reinsurance companies and six integrated Lloyd's of London market vehicles. The group also covered 42 diversified financial companies including eight consumer finance companies, six securities exchanges and IBDs, five private banks, 16 asset and wealth managers and seven other miscellaneous financials. Total market capitalization of companies under coverage in Europe was approximately $1.9 trillion as of December 31, 2010.

        Our Asia research team covered 78 companies in the financial services sector listed in various Asian countries including Japan, Hong Kong, Singapore, India, Indonesia, Korea, Malaysia and Australia as of December 31, 2010. The team covered 57 banks, 13 insurers, four exchanges, two securities companies and two diversified financial companies. Total market capitalization of companies under coverage in Asia was approximately $1.9 trillion as of December 31, 2010.

        Globally our research teams produce a significant amount of analytical material, including daily notes, email and printed company reports, industry compilations, quarterly and annual outlooks and summary results and strategic "think" pieces. The research department supports our extensive sales and trading efforts by organizing and participating in an extensive client contact program, that includes sub-sector conferences, client-company marketing trips and direct access to analysts by investors. In addition, our numerous industry conferences put companies and investors together and provide valuable one-on-one contact with potential clients and customers who can observe the full strength of our investment banking, sales and trading and research capabilities in one forum.

Asset Management

        KBW Asset Management, Inc. ("KBWAM") is a registered investment adviser focused on investments in the securities of financial services companies. We are the advisor to a hedge fund and a private equity fund. As of December 31, 2010, KBWAM had approximately $66.4 million in assets under management, including committed capital for unaffiliated investor clients.

Employees

        As of December 31, 2010, we had 585 employees. None of our employees are represented by any collective bargaining agreements. We have not experienced any work stoppages and believe that our relationship with our employees is good.

Competition

        All areas of our business are subject to a high level of competition. Our competitors include other investment banks, brokerage firms, merchant banks and financial advisory firms. Our focus on the financial services industry also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to this industry.

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

        Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has been an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking market. Consolidation in the financial services industry over time may intensify competition, as competitors obtain access to greater resources, broader product and service offerings and geographical diversity.

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

Regulation

        Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Keefe, Bruyette & Woods, Inc. ("Keefe"), our wholly owned subsidiary, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Accordingly, Keefe is subject to regulation and oversight by the SEC and the Financial Industry Regulatory Authority ("FINRA"), a self-regulatory organization which is subject to oversight by the SEC and adopts, and enforces rules governing the conduct, and examines the activities, of their member firms. State securities regulators also have regulatory or oversight authority over Keefe. FINRA was created in July 2007 through the consolidation of the NASD and the member regulation, enforcement and arbitration functions of the New York Stock Exchange ("NYSE"). Pending finalization of a single regulatory scheme, FINRA continues to enforce the rules of both the NASD and NYSE. Because of its status prior to the creation of FINRA as a regulatory member of the New York Stock Exchange and member of the NASD, Keefe is subject to FINRA regulations and to both previous sets of regulation. Our U.S. business may also be subject to regulation by non-U.S. governmental and regulatory bodies and authorities in other countries where we operate. Keefe, Bruyette & Woods Limited, our U.K. broker-dealer subsidiary, is authorized and regulated by the U.K. Financial Services Authority ("FSA"). Keefe, Bruyette & Woods Asia Limited is licensed and regulated by the Hong Kong Securities and Futures Commission ("SFC"), and, as we expand our platform, may be potentially regulated by other Asian regulatory bodies in countries where it may conduct business.

        The financial services industry has been the subject of recent intense legislative and regulatory focus in the U.S. and elsewhere, particularly in response to implementing changes in practices which may have been a factor in the global financial crisis. In the U.S., the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act in July 2010 and the implementation of various required regulatory changes will have a significant impact on the Company and its competitors, customers and clients. Among the required changes are requirements which will affect various business practices, pay practices and compensation structures, corporate governance and public disclosures. U.S. regulatory agencies have been provided with enhanced supervisory powers. In the U.K. and in Europe additional broad changes have been implemented or proposed which will have an additional impact on our European operations and the businesses of competitors, customers and clients.

        Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the compensation, conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Keefe is subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to FINRA for certain withdrawals of capital. There are also financial resources requirements of the FSA in the United Kingdom that apply to Keefe, Bruyette & Woods Limited and of the Hong Kong Securities and Futures Commission that apply to Keefe, Bruyette & Woods Asia Limited.

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

        Additional legislation, changes in rules promulgated by the SEC, FSA or SFC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability.

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

Available Information

        We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

        We will make available, free of charge through our internet site http://www.kbw.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers and (iv) the charters of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format. These documents will also be available in print without charge to any person who requests them by writing or telephoning: KBW, Inc., Office of the General Counsel, 787 Seventh Avenue, New York, New York, 10019, U.S.A., telephone number (212) 887-7777.

Executive Officers

        Our executive officers and their ages and titles as of December 31, 2010 are set forth below.

        John G. Duffy (61).    Mr. Duffy has been Chairman of the Board ("Chairman"), Chief Executive Officer ("CEO") and a director of KBW,  Inc. since its formation in August 2005. He joined us in 1978 as manager of our Bank Watch Department evaluating credit ratings for financial institutions nationwide. He became a director of Keefe in 1990, was named its Co-CEO and President in 1999 and its Chairman and CEO in 2001. Prior to that, Mr. Duffy was Executive Vice President in charge of Keefe's Corporate Finance Department. Mr. Duffy is also a director of KBWL and KBW Asia. He is a graduate of the City College of New York. Mr. Duffy serves on the U.S. Advisory Board of Trustees of the UCD Michael Smurfit Graduate School of Business in Dublin, Ireland, as well as St. Michael's College in Colchester, Vermont. In addition, he is a trustee of The Ursuline School in New Rochelle, New York, Cardinal Hayes High School in Bronx, New York and the Cardinal and Gold Fund. He is also a director of the American Ireland Fund and of JBJ Holdings, a privately-held food distribution company in Walnut Creek, California. He also serves on the Advisory Council of the Weissman Center for International Business at Baruch College.

        Andrew M. Senchak (63).    Mr. Senchak has been President, Vice Chairman and a director of KBW, Inc. since its formation in August 2005. He has been with our Investment Banking Department since 1985. In 1997 he became a director of Keefe as well as head of the Investment Banking

Department, and was elected its Vice Chairman and its President in 2001. Mr. Senchak stepped down as President of Keefe in 2006 and as co-head of Investment Banking in January 2010. Mr. Senchak is also a director of KBWL and KBW Asia. Prior to joining the firm, Mr. Senchak taught Economics at Rutgers University and spent two and a half years in Brazil with the Peace Corps. He received a B.A. in Liberal Arts from Lafayette College and earned a Ph.D. in Economics from Columbia University. Mr. Senchak is a member of the Board of Trustees of the National September 11 Memorial and Museum at the World Trade Center, the KBW Family Fund and the MacDowell Colony. He is also on the board of WeatherWise USA, Inc.

        Thomas B. Michaud (46).    Mr. Michaud has been Chief Operating Officer, Vice Chairman and a director of KBW, Inc. since its formation in August 2005. As the President of Keefe, he oversees all components of the firm's coordinated brokerage operations, including sales and trading, capital markets and research. He began his career with us in 1986 as a credit trainee in the Bank Watch Department and transferred to the Research Department before joining our Equity Sales Team in 1988. He was named Director of Equity Sales and Executive Vice President in 1999. He became a director of Keefe in 1999, its Vice Chairman and Chief Operating Officer in 2001 and its President in 2006. He is also the Chairman and a director of Keefe, Bruyette & Woods Limited, our wholly-owned subsidiary in the United Kingdom ("KBWL"), and the Chairman and a director of Keefe, Bruyette & Woods Asia Limited, our wholly-owned subsidiary in Hong Kong ("KBW Asia"). Mr. Michaud is a graduate of Middlebury College and earned an M.B.A. from the Stern School of Business at New York University. From 1994 until 2001, he was an elected member of the Representative Town Meeting of the Town of Greenwich, Connecticut. The Representative Town Meeting is the legislative body for the Town of Greenwich. He is also a member of the Board of Advisors of the Greenwich Chapter of the American Red Cross.

        Robert Giambrone (56).    Mr. Giambrone has served as our Chief Financial and Administrative Officer and as an Executive Vice President since 2002. Prior to joining us, Mr. Giambrone was an Executive Director of the Asset Management Division of Morgan Stanley from 1995 to 2002. Mr. Giambrone was a director of KBW, Inc. from April 2006 until completion of its IPO in November 2006.

        Mitchell B. Kleinman (56).    Mr. Kleinman has served as General Counsel of Keefe since 1998, as an Executive Vice President of Keefe since 2002 and as General Counsel and an Executive Vice President of KBW, Inc. since its formation in August 2005. Prior to joining Keefe, Mr. Kleinman was a partner in the law firm of Brown & Wood LLP (now Sidley Austin LLP).

Item 1A.    Risk Factors

Risks Related to Our Business

Uncertain economic conditions have had, and may continue to have, an impact on the financial services industry, which is the industry on which we focus.

        We focus on the financial services industry, which has experienced unprecedented change and volatility in recent years. Although the risk of failures of large financial institutions in the U.S. has abated, the financial services industry remains subject to significant pressures. The economic uncertainties affecting the financial industry may cause us to face some or all of the following risks:

  •
  The number of M&A transactions where we act as adviser could continue to be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets and difficulties in obtaining financing, any or all of which could delay or slow consolidation in the financial services industry and increase the execution risk in M&A transactions where we act as an adviser.

  •
  Reduced merger consideration because of lower valuations of financial service companies may also reduce our fees to the extent they are based on a percentage of merger consideration and, to the extent we attempt to mitigate this reduction by implementing new fee structures, we may encounter difficulties in gaining market acceptance for such alternative structures.

  •
  Our opportunity to act as underwriter or placement agent in equity and debt offerings could be adversely affected if our clients change or delay their plans to conduct capital markets transactions.

  •
  We may experience losses in securities trading and investment activities or as a result of write downs in the value of financial instruments that we own, due to deteriorations in the businesses or creditworthiness of the issuers of such financial instruments.

  •
  We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed sales and trading or investment banking services to honor ongoing obligations such as settlement obligations relating to securities transactions and indemnification or expense reimbursement agreements.

  •
  Competition in our investment banking, sales and trading businesses could intensify as a result of increasing consolidation, which could assist both competitors with greater resources and product and service offerings, as well as smaller and more specialized competitors that seek to capture a portion of our market share.

Recent new legislation and new and pending regulation may significantly affect our business.

        Recent market and economic conditions have led to new legislation and regulation affecting the financial services industry, both in the United States and in other countries where we do business. These new measures include limitations on the types of activities in which certain financial institutions may engage.

        These legislative and regulatory initiatives will affect not only us, but also our competitors and certain of our clients and customers. These changes could eventually have an effect on our revenue, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business. Accordingly, we cannot provide assurance that the new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial conditions.

        Failure to comply with new or existing legislation and regulations that apply to our operations may subject us to fines, penalties or material restrictions on our business. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and taxes and increasing the potential risks associated with our operations. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

We cannot fully predict the impact of U.K. bank regulation reform on our business.

        In June 2010, the U.K. government announced the breakup of its chief financial regulator, the Financial Services Authority, into three separate agencies, including a bank regulating subsidiary inside the Bank of England. It is unclear what effect this reform will have on our business in the U.K. This reform may result in calls to increase capital and to impose new liquidity requirements, and may impose other additional obligations and taxes on our U.K. operations. As a result, these changes could adversely affect our revenue, limit our ability to pursue business opportunities, negatively impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our U.K. businesses.

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

        Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held responsible for the defaults or misconduct of our customers. Although we review credit exposures to specific clients, customers and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. In addition to our credit risks described above, we are subject to various market, interest rate, inflation and operational risks, including those described under "—Uncertain economic conditions have had, and may continue to have, an impact on the financial services industry, which is the industry on which we focus," "—Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses," "—Our operations and infrastructure may malfunction or fail," and "—We may be adversely affected by changes in services and products provided by third parties and increases in related costs." While we attempt to mitigate these risks through our risk management policies, if any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur significant losses. See Item 7A—"Quantitative and Qualitative Disclosure About Market Risk."

Committing our own capital in our underwriting, trading and other businesses increases the potential for significant losses.

        We have at times invested in our clients' capital markets transactions. In certain cases, there may be contractual "lock-up" periods limiting our ability to immediately liquidate our investments. In addition, occasionally we have committed our capital to "bought deals," which involve the purchase of large blocks of stock from publicly-traded issuers or their significant stockholders with little or no advance marketing for the sale of such securities, instead of the more traditional marketed "book building" underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. It is common for financial institutions in Europe and Asia to use rights offerings in order to raise capital. Rights offerings are also occasionally used by U.S. financial institutions as well. We have also acted as a standby underwriter in such offerings and may do so in the future, especially through our operating subsidiary in Europe, which requires a commitment over an extended period of time during the rights period.

        We also enter into market making and principal investing transactions in which we commit our capital. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client trading activities and engage in principal trading for our own account. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in those markets which negatively affects the value of those assets could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

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

        Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our professionals. Our business model is based on the building of long term relationships and our professionals' personal reputations and relationships with our clients and customers are a critical element in obtaining and executing our engagements. Historically, the investment banking sector has been subject to high employee turnover generally. We have encountered intense competition for qualified employees from other companies in the investment banking sector as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, sales and trading, research and other professionals. The competition for talent has increased in recent years, as companies in our industry have increasingly sought to expand their business plans and improve their market share by hiring additional personnel from competitors. Losses of our professionals may occur in the future. The departure or other loss of any professional who manages substantial client or customer relationships and possesses substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations.

We face strong competition, including from entities with significantly more financial and other resources.

        The brokerage and investment banking industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including the ability of our professionals, industry expertise, client relationships, business reputation, market focus and quality and price of our products and services. We have experienced intense price competition in some of our businesses, in particular trading commissions and underwriting spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book-runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as transaction volume increases in the U.S. market. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

        Our geographic diversity requires us to compete with regional firms with strong localized relationships as well as other national and multi-national firms with a financial industry focus. In addition, we have faced competition from large full-service firms as the scope of our practice has grown and as such firms have sought revenues from our traditional client base. Many of our competitors in the brokerage and investment banking industries offer a broader range of products and services, have greater financial and marketing resources, larger customer bases, greater name recognition, larger numbers of senior professionals to serve their clients' needs and greater global coverage than we have. These competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, to commit significant capital to clients' needs, to access additional capital under more advantageous conditions and to compete for market share generally.

        A number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide debt financing has become an important advantage for some of our larger competitors, and because we do not provide such financing we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

The impact of the current market environment on trading customers may adversely affect our sales and trading commission revenues.

        A relatively small number of our institutional investor customers generate a substantial portion of our sales commissions. If any of our key customers departs or reduces its business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected. In the U.K., equity commissions have been adversely affect by decreases in share prices because commissions are charged based on the value of shares traded. Such U.K. commissions may continue to be negatively impacted by low share prices.

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

        We derive a significant portion of our revenues from our sales and trading business. Commissions accounted for approximately 31%, 37% and 80%, respectively, of our revenues in the years ended December 31, 2010, 2009 and 2008. Along with other securities firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. We believe we may experience competitive pressures in these and other as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to customers in order to win their trading business. In addition, our sustained commitment to maintaining and improving our comprehensive research coverage in the financial services sector to support our sales and trading business may require us to make substantial investments in our research capabilities, further pressuring our profit margins. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our securities business may decline and our business, financial condition and results of operations may be adversely affected.

Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

        Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or M&A transactions, rather than on a recurring basis under long-term contracts. Our business model is based on creating long-term relationships that we hope will lead to repeat business opportunities. However, our engagements for these transactions are typically singular in nature and our engagements with these clients may not recur. We must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from the successful completion of transactions, our business and results of operations would be adversely affected.

Our operations and infrastructure may malfunction or fail.

        Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. Furthermore, we are dependent on the systems and operations of our clearing brokers in the United States and the United Kingdom. If any of our systems or the systems of clearing brokers do not operate properly or are disabled or if there are other shortcomings or failures in our or their internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, disruption of our businesses, liability exposure, regulatory intervention or reputational damage.

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

        Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize confidential and other information of us or our clients, customers or counterparties that is processed and stored in, and transmitted through, our computer systems and networks. Furthermore, such events could cause interruptions or malfunctions in our operations or those of our clients, customers, counterparties or other third parties. We may be required to expend significant additional resources to enhance our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Failure to complete investment banking transactions may result in a significant loss of fee-based revenues.

        We have experienced, and expect to experience in the future, significant periodic variations in our investment banking revenues. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or approval, or board of director or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction.

Poor investment performance may reduce revenues and profitability of our asset management operations.

        Our revenues in our asset management business are primarily derived from management fees which are based on committed capital and/or assets under management and incentive fees, which are earned if the return of our managed accounts exceeds certain threshold returns. Our ability to maintain or increase assets under management is subject to a number of factors, including investors' perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

        Investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Poor investment performance could reduce our revenues, cause a withdrawal of invested capital, and impair our growth. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues of our asset management business will likely be reduced and our ability to raise new funds will likely be impaired.

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

        In the investment banking industry, the entry into new service lines or areas of business often involves the attraction and retention of outside personnel deemed to be critical components to the success of such expansion efforts. Such outside personnel may be employed by competitors, and therefore the retention of such individuals may require us to enter into guaranteed compensation contracts for a period following commencement of employment. The compensation terms provided for in such contracts may be fixed in whole or in part. Any guaranteed compensation expenses that cannot be adjusted based on the success or profitability of either such area of growth or our firm as a whole, could reduce our operating margins. Such fixed compensation expenses may also materially impact the levels and amounts of compensation for our employees without such guaranteed contracts, which in turn could have a negative impact on our retention efforts for such employees. See "—Our ability to retain our professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations."

        Over the past several years, we have experienced significant growth in our new business activities, including our European and Asian operations. These expansion efforts have required and will continue to require investment in management personnel, facilities and financial and management systems and controls, all of which, in the absence of sufficient corresponding revenue growth, would cause our operating margins to decline from current levels.

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

        Our tax-qualified employee profit sharing retirement plan offers employees the opportunity to choose among a number of investment alternatives. One of these, the KBW Fund, has been managed by certain employees and has invested in securities in which we and our customers and employees may also invest. Substantially all of our employees who have been employed by us for at least three months are participants in the plan. A substantial portion of the plan investments are currently invested in the KBW Fund. Historically, the KBW Fund has invested in publicly traded equity and fixed income securities of financial services companies, and we expect that this policy will continue. Some or all of the employees managing the KBW Fund are participants in the plan investing in the KBW Fund, and are also holders of shares of our common stock. It is our intention, after satisfaction of customer interest in investments, to continue to provide suitable investment opportunities to the KBW Fund consistent with the management policies of the plan fiduciaries and applicable law (including, without limitation, the fiduciary responsibility requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")). Accordingly, from time to time, there may be cases in which an investment opportunity is made available to the employee profit sharing retirement plan which is not also made available to us (or in which availability is limited) as principal.

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

        As a holding company, we may require dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries are subordinated to any claims of any creditors of these subsidiaries.

Our broker-dealer subsidiaries are subject to regulatory net capital requirements.

        Keefe, Bruyette & Woods, Inc., our U.S. broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. At this time we have significant capital in excess of these requirements. There are similar financial requirements in the United Kingdom related to the activities of Keefe, Bruyette & Woods Limited and the SFC in Hong Kong related to activities of Keefe, Bruyette & Woods Asia Limited. Furthermore, the U.S., U.K. and Hong Kong broker-dealer subsidiaries are and will be subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to our holding company or to our other subsidiaries.

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

        Firms in the financial services industry have experienced increased scrutiny in recent years from a variety of U.S. regulators, including the SEC, the Federal Reserve, the FDIC and other federal regulatory agencies, and the NYSE and FINRA, state securities commissions and state attorneys general.

        Regulators overseeing our U.K. subsidiary have continued to refine and expand the scope of regulations of financial services companies subject to their jurisdiction. Similarly, the activities of our Hong King subsidiary are subject to regulation by the SFC in Hong Kong. Unlike the system governing much of Europe which has generally deferred regulation to the home jurisdiction and allowed U.K. investment firms to operate in much of Europe, the Asia system does not provide for a similar cooperative approach. As a result, we may incur additional regulatory oversight as our Asian activities expand to other jurisdictions. Our U.K. and Asia businesses have experienced significant expansion over a relatively short period, which requires us to devote increasing resources to our compliance efforts and subjects us to additional regulatory risks.

        Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

        In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators and foreign regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client or customer litigation.

        The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Regulators have also stepped up regulation and enforcement to catch and punish bribery or similar corrupt practices by financial institutions. The U.K. Bribery Act has the potential to capture activities on a global scale involving not just government bribery but commercial bribery as well and significantly expands on the scope of regulation under the U.S. Foreign Corrupt Practices Act. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

        Asset management businesses have experienced a number of highly publicized regulatory inquiries concerning insider trading and other activities that focus on asset managers. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers. Regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal or regulatory action against us could materially adversely affect our businesses.

        We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for "fairness opinions" and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also potentially subject to claims arising from disputes with employees. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. See Item 3—"Legal Proceedings" for a further discussion of certain legal matters applicable to us.

        We depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients and customers. As a result, if a client or customer is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or M&A transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

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

Risks Related to Our Shares

Our employee stockholders, who together control a substantial portion of our outstanding stock, may have interests that oppose or differ from those of other stockholders.

        Our employees collectively own a substantial portion of the total shares of common stock entitled to vote and our executive officers collectively own approximately 6% of such shares of our outstanding common stock as of December 31, 2010. The percentage of employee holdings may increase as result of our practice of paying a portion of annual bonuses to certain employees in the form of restricted stock. A group of employees with a sufficient number of shares may be able to substantially influence the election of directors, exert significant control over our management and policies and, in general, largely determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Such persons may be able to prevent or cause a change in control of our company even if other stockholders oppose them.

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

        At the time of the completion of our initial public offering in November 2006 (the "IPO"), we entered into the Stockholders' Agreement with certain employees. The Stockholders' Agreement placed restrictions on the disposition of shares owned by such employees through the fifth anniversary of the IPO. The final 25% of the shares that are still subject to such restrictions, will become freely tradeable in November 2011, the fifth anniversary of the IPO. As of February 18, 2011, 4,163,560 shares were still subject to the sale restrictions set forth in the Stockholders' Agreement. The restrictions set forth in the Stockholders' Agreement may be waived by our board of directors, at their discretion.

        We have in the past granted restricted stock awards to certain employees in connection with year-end bonus compensation (the "Year-End Stock Awards") and as part of our hiring procedures. As of February 18, 2011, 4,124,780 shares pertaining to such awards remain unvested, and therefore may not be traded or disposed of by the award recipient. Year-End Stock Awards, which have been granted in February of each year since the IPO, generally are freed from trading restrictions in equal one-third installments on each of the first, second and third anniversaries of their grant.

        Under our Company trading policy, employees may trade our common stock only during certain "window" periods throughout the year, which generally open on the second trading day following a quarterly public earnings release and close immediately after completion of the second month of a fiscal quarter. However, the time frame of any such window period may be adjusted by senior management, if in their discretion such adjustment is determined to be advisable. Sales of shares of common stock by our officers and employees upon the removal of any of the above-described trading restrictions may result in a decrease in the trading price of our common stock and restrict our ability to raise additional capital through the issuance of equity securities.

        We currently have on file with the SEC an effective "universal" shelf registration statement on form S-3, which enables us or our stockholders to sell, from time to time, our common stock and other securities covered by the registration statement in one or more public offerings. Our status under the securities laws as a "well-known seasoned issuer" enables us, among other things, to enter the public markets and consummate sales off the shelf registration statement in rapid fashion and with little or no notice. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our stockholders may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all.

        Our dividend policy contemplates the payment of quarterly cash dividends on our outstanding common stock. However, our board of directors may, in its discretion, amend or repeal our dividend policy. Our board of directors may increase or decrease the level of dividends provided for in the dividend policy, may declare special dividends or entirely discontinue the payment of dividends. Dividend payments are not required or guaranteed, and holders of our common stock do not have any legal right to receive or require the payment of dividends. Future dividends, if any, with respect to shares of our capital stock will depend on, among other things, our results of operations, cash requirements, financial condition and contractual restrictions, and our ability to generate cash from our operations and service our capital expenditures requirements. Other factors, including the pursuit of new business strategies or opportunities, increased regulatory compliance costs and changes in our competitive environment may also reduce cash available for dividends. Any reduction or elimination of dividends may cause our stock price to decline, and therefore the value of your investment would suffer.

Our dividend policy and stock repurchase program may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.

        Our dividend policy contemplates the payment of a dividend on all then-outstanding shares of common stock. Since the IPO, restricted stock grants to employees have formed a component of our compensation policy, and have therefore steadily increased our total number of shares outstanding. Such restricted shares are entitled to receive dividends, and payments of dividend equivalents are also required on restricted stock units. Any future issuances of common stock, including but not limited to issuances pursuant to our existing benefit plans, will increase the number of outstanding shares of common stock (which may be reduced to the extent we retire shares acquired under our stock repurchase program) and consequently require more cash to pay dividends at the dividend rate set forth in our dividend policy. In addition, our stock repurchase program contemplates the use of up to $70.0 million of our cash to buy back shares of our common stock. As of December 31, 2010, we had utilized approximately $5 million of this authorization to repurchase shares. In December 2010, we declared and paid a $1.00 per share special dividend, utilizing approximately $36 million of available cash resources.

        While we believe these uses of capital will not impede our ability to implement or pursue growth strategies, if we maintain our dividend policy and rate of cash dividend payments and use the entire amount of capital approved for stock repurchases, we may not retain a sufficient amount of cash to finance unanticipated capital expenditures or growth opportunities that may arise or be able to fund our operations in the event of a significant business downturn. The cash resources used to fund dividends or stock repurchases results in less cash available for future dividends and other purposes, which could negatively impact our future liquidity, our ability to adapt to changes in our industry and our ability to expand our business. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

There are contractual, legal and other restrictions that may prevent us from paying cash dividends on our common stock and, as a result, you may not receive any return on your investment unless you sell your common stock for a price greater than the price for which you paid.

        We are a holding company that does not conduct any business operations of our own, and therefore, we are dependent upon cash dividends and other transfers from our subsidiaries to make dividend payments on our common stock. See "—We are a holding company and depend on our subsidiaries for dividends, distributions and other payments" for further information. Various regulations applicable to certain operating subsidiaries may limit or delay their ability to pay cash dividends to us if certain minimum net capital requirements are not met or if regulatory approval for payment of such dividends is required. The net capital rules of the SEC, which specify minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Similar rules exist in the United Kingdom and in Hong Kong. See "—Our broker-dealer subsidiaries are subject to regulatory net capital requirements" for further information.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

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

Item 3.    Legal Proceedings

        We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we provide concerning strategic transactions. In addition, like most financial institutions, we are often the subject of claims made by current and former employees arising out of their employment or termination of employment with us. These claims often relate to dissatisfaction with an employee's bonus or separation payment, or involve allegations that the employee was the subject of some form of discrimination or other unlawful employment practice. See "Risk Factors—Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal or regulatory action against us could materially adversely affect our businesses."

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

        The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4.9 million and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5.6 million; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130 million, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint. On July 29, 2009, the court denied most of the relief sought in Keefe's Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe's motion to sever the Trustee's case against Keefe from the case against Cohen. On August 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint. On December 20, 2010, the Court granted a joint motion by Keefe and the trustee to stay the case for ninety days.

        On August 26, 2009, Keefe filed a Third-Party Complaint against Eric A. Bloom, the former President and CEO of Sentinel, and Charles K. Mosley, the former Senior Vice President and head trader of Sentinel, alleging fraud and seeking contribution for any damages for which Keefe is held liable to the Trustee. The court stayed and severed this Third-Party Complaint on October, 7, 2009.

        On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the "Second Complaint"). The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel's customers. The Second Complaint makes substantially the same allegations as the complaint described above. Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously. On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee's claims due to lack of standing. The Trustee has appealed the court's dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee's appeal in Grede v. Bank of New York Mellon is pending. On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon. Currently, the Second Complaint remains stayed.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NYSE under the symbol "KBW".

        The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock, as quoted on the NYSE.

	2010		2009
	High	Low	High	Low
Fourth Quarter	$28.24	$23.01	$34.44	$24.53
Third Quarter	25.81	21.31	33.63	26.37
Second Quarter	29.95	21.44	28.90	20.71
First Quarter	$28.06	$23.76	$23.28	$14.20

        As of December 31, 2010, there were 650 holders of record or our common stock. However, we believe the number of beneficial owners of our common stock exceeds this number.

        Cash dividends per share of common stock (declared and paid):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	—	—	—	—
2010	—	—	$0.05	$1.05

        Pursuant to a dividend policy adopted by our board of directors, a dividend of $0.05 per share was declared and paid in each of the third and fourth quarters of 2010. In addition, a special cash dividend of $1.00 per share was declared and paid in the fourth quarter of 2010. On February 16, 2011, the Company's board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock. The dividend is payable on March 15, 2011 to shareholders of record on March 3, 2011.

        Our dividend policy currently contemplates the payment of a quarterly cash dividend of approximately $0.05 per share of outstanding common stock. Although we expect to continue to pay regular quarterly dividends under this policy, any future dividends are subject to the discretion of our board, which may amend or repeal our dividend policy at any time. See "Item 1A. Risk Factors—Risks Related to Our Shares—Our stockholders may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all, and—There are contractual, legal and other restrictions that may prevent us from paying cash dividends on our common stock and, as a result, you may not receive any return on your investment unless you sell your common stock for a price greater than the price for which you paid."

        On February 24, 2011, the last reported sales price for our common stock on the NYSE was $25.22 per share.

        Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on June 13, 2011 (to be filed within 120 days after December 31, 2010) (the "Proxy Statement for the 2011 Annual Meeting of Stockholders") and is incorporated by reference in Part III, Item 12.

        The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2010 (dollars in thousands, except per share information):

Period	Total Number of Shares Purchased(1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	—	$—	—	$65,995
November 1, 2010 to November 30, 2010	374,237	$24.98	54,800	$64,703
December 1, 2010 to December 31, 2010	80	$27.92	—	$64,703

TOTAL	374,317	$24.98	54,800

(1)
319,517 shares were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards that were primarily granted in connection with our IPO.

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

Item 6.    Selected Financial Data

        Set forth below is selected consolidated financial and other data of KBW as of and for the five years ended December 31, 2010.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share information)
Revenues:
Investment banking	$208,913	$160,450	$163,664	$226,464	$210,026
Commissions	133,560	142,015	192,752	165,803	116,625
Principal transactions, net	53,964	63,611	(142,962)	(7,520)	45,773	(1)
Interest and dividend income	13,125	10,524	24,687	37,612	26,920
Investment advisory fees	3,194	2,826	1,197	1,751	5,036
Other	13,101	7,728	2,879	3,418	2,206

Total revenues	425,857	387,154	242,217	427,528	406,586

Expenses:
Compensation and benefits	263,633	236,159	226,311	257,070	216,518

Occupancy and equipment	22,460	21,639	19,831	18,722	17,728
Communications and data processing	32,365	28,464	27,743	24,283	19,465
Brokerage and clearance	17,747	17,203	24,244	22,967	19,728
Business development	16,529	14,328	16,115	16,601	13,218
Professional services	15,425	15,410	14,210	11,987	8,347
Interest	1,104	1,151	4,603	14,732	11,023
Other	11,509	9,942	11,165	11,761	8,910

Total non-compensation expenses	117,139	108,137	117,911	121,053	98,419

Total expenses	380,772	344,296	344,222	378,123	314,937

Income / (loss) before income taxes	45,085	42,858	(102,005)	49,405	91,649
Income tax expense / (benefit)	18,457	19,251	(39,656)	22,113	38,365

Net income / (loss)(2)	$26,628	$23,607	$(62,349)	$27,292	$53,284

Earnings per share(2)(3)(4):
Basic	$0.71	$0.66	$(2.02)	$0.81	$1.89
Diluted	$0.71	$0.66	$(2.02)	$0.81	$1.89
Dividends declared per common share	$1.10	$—	$—	$—	$—
Weighted average number of common shares outstanding(3)(4):
Basic	32,428,945	31,448,074	30,838,361	30,654,058	27,512,023
Diluted	32,428,945	31,448,074	30,838,361	30,654,058	27,512,023
Consolidated Statements of Financial Condition Data:
Total assets	$699,657	$631,368	$571,466	$864,450	$804,865
Stockholders' equity(2)	$458,117	$449,069	$396,731	$448,426	$397,414
Other Data (Unaudited):
Book value per common share	$14.45	$14.60	$13.30	$15.31	$13.59

(1)
Principal transactions, net for the year ended December 31, 2006 included a gain of approximately $5.4 million with respect to the exchange of our New York Stock Exchange seat for cash and shares of the merged NYSE Group, Inc.

(2)
Prior to the date of the IPO (November 2006) and the termination of the 2005 amended and restated stockholders' agreement, common stock was classified as a liability.

(3)
In calculating shares of common stock outstanding, we give retroactive effect to a 43 for 1 stock split that we effected on November 1, 2006.

(4)
Basic and diluted common shares outstanding were equal in each respective period under the two-class method. Accordingly, prior years have been restated.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management's expectations. See "Cautionary Statement Regarding Forward-Looking Statements" included in the beginning of this report.

Overview

        We are a leading full service investment bank specializing in the financial services industry. Our principal activities are: (i) investment banking, including mergers and acquisitions ("M&A") and other strategic advisory services, equity and fixed income securities offerings, and mutual thrift conversions, (ii) equity and fixed income sales and trading, (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions, and (iv) asset management, including investment management and other advisory services to institutional clients and private high net worth clients and various investment vehicles.

        Within our full service business model, our focus includes bank and thrift holding companies, banking companies, thrift institutions, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts, and other real estate components, consumer and specialty finance firms, financial processing companies and securities exchanges. We emphasize serving investment banking clients in the small and mid cap segments of the financial services industry although our clients also include many large-cap companies. Our sales customers are primarily institutional investors.

        Most revenues with respect to our services provided are primarily determined as a result of active competition in the marketplace. Our revenues are primarily generated through advisory, underwriting and private placement fees earned through our investment banking activities, commissions earned on equity sales and trading activities, interest and dividends earned on our securities' inventories and profit and losses from trading activities related to the securities' inventories.

        Our largest expense is compensation and benefits. Our performance is dependent on our ability to attract, develop and retain highly skilled employees who are motivated to provide quality service and guidance to our clients.

        Many external factors affect our revenues and profitability. Such factors include equity and fixed income trading prices and volumes, the volatility of these markets, the level and shape of the yield curve, political events and regulatory developments, including recent government participation in providing capital to financial institutions, and competition. These factors influence our investment banking operations in that such factors affect the number and timing of equity and fixed income securities issuances and M&A activity within the financial services industry. These same factors also affect our sales and trading business by impacting equity and fixed income trading prices and volumes and valuations in secondary financial markets. Commission rates, market volatility and other factors also affect our sales and trading revenues. These market forces may cause our revenues and earnings to fluctuate significantly from period to period and the results of any one period should not be considered indicative of future results. See "—Business Environment."

        A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, communication and data processing and business development expenses. Our remaining costs generally do not directly relate to the service revenues earned.

        Certain data processing systems that support equity and fixed income trading, research, payroll, human resources and employee benefits are service bureau based and are operated in the vendors' data centers. We believe that this stabilizes our fixed costs associated with data processing. We also license vendor information databases to support investment banking, sales and trading and research. Vendors may, at the end of contractual terms, terminate our rights or modify or significantly alter product and service offerings or related fees, which may affect our ongoing business activities or related costs.

Results of Operations

  Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

  Overview

        Total revenues increased $38.7 million, or 10.0%, to $425.9 million for the year ended December 31, 2010 compared with $387.2 million for the same period in 2009. This increase was primarily due to higher investment banking revenues of $208.9 million for the year ended December 31, 2010, an increase of $48.5 million, partially offset by decreases in principal transactions, net and commissions revenue of $9.6 million and $8.5 million, respectively, compared with the year ended December 31, 2009.

        Total expenses were $380.8 million for the year ended December 31, 2010 compared with $344.3 million for the same period in 2009, an increase of $36.5 million, or 10.6%. This increase was due to higher compensation and benefits expense and non-compensation expenses of $27.5 million and $9.0 million, respectively.

        We recorded net income of $26.6 million, or $0.71 per diluted share, for the year ended December 31, 2010 compared with $23.6 million, or $0.66 per diluted share for the year ended December 31, 2009, an increase of $3.0 million, or $0.05 per diluted share. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net income was $31.6 million, or $0.86 per diluted share for the year ended December 31, 2010, compared with $29.1 million, or $0.81 per diluted share for the same period in 2009. See "—2010 and 2009 Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

        The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Year Ended December 31,		Period-to-Period
	2010	2009	$ Change	% Change
Revenues:
Investment banking	$208,913	$160,450	$48,463	30.2%
Commissions	133,560	142,015	(8,455)	(6.0)
Principal transactions, net	53,964	63,611	(9,647)	(15.2)
Interest and dividend income	13,125	10,524	2,601	24.7
Investment advisory fees	3,194	2,826	368	13.0
Other	13,101	7,728	5,373	69.5

Total revenues	425,857	387,154	38,703	10.0

Expenses:
Compensation and benefits	263,633	236,159	27,474	11.6

Non-compensation expenses:
Occupancy and equipment	22,460	21,639	821	3.8
Communications and data processing	32,365	28,464	3,901	13.7
Brokerage and clearance	17,747	17,203	544	3.2
Business development	16,529	14,328	2,201	15.4
Professional services	15,425	15,410	15	0.1
Interest	1,104	1,151	(47)	(4.1)
Other	11,509	9,942	1,567	15.8

Non-compensation expenses	117,139	108,137	9,002	8.3

Total expenses	380,772	344,296	36,476	10.6

Income before income taxes	45,085	42,858	2,227	5.2
Income tax expense	18,457	19,251	(794)	(4.1)

Net income	$26,628	$23,607	$3,021	12.8%

  2010 and 2009 Non-GAAP Financial Measures

        Compensation cost for stock-based awards are measured at fair value on the date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.

        We reported our compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis ("Non-GAAP Financial Measures") for the year ended December 31, 2010 in our February 17, 2011 press release. Each of the Non-GAAP Financial Measures exclude compensation expense related to the amortization of IPO restricted stock awards, which were granted in November 2006 and fully vested in November 2010. While we have granted restricted stock awards and other share-based compensation in connection with our regular compensation of employees and new hires, we do not expect to make any such substantial grants to employees as we did when we granted IPO restricted stock awards.

        Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for the years ended December 31, 2010 and 2009. Specifically, our management believes that these Non-GAAP Financial Measures provide useful information by excluding the amortization expense of the IPO awards, which may not be indicative of our core operating results and business outlook. Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not and likely will not include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors' overall understanding of our current financial performance.

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

        The following table provides details with respect to reconciling compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis for years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(dollars in thousands, except per share information)
Compensation and benefits expense:
Compensation and benefits expense—GAAP basis	$263,633	$236,159
Adjustment to exclude amortization expense of the IPO awards(a)	(8,367)	(10,022)

Non-GAAP operating compensation and benefits expense(b)	$255,266	$226,137

Compensation ratio(c):
Compensation ratio—GAAP basis	61.9%	61.0%
Non-GAAP operating compensation ratio(b)	59.9%	58.4%
Net income:
Net income—GAAP basis	$26,628	$23,607
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit(a)	4,945	5,520

Non-GAAP operating net income(b)	$31,573	$29,127

Diluted earnings per share:
Diluted earnings per share—GAAP basis	$0.71	$0.66
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit(a)	0.15	0.15

Non-GAAP operating diluted earnings per share(b)	$0.86	$0.81

(a)
The adjustment represents the exclusion of the compensation expense related to the amortization of the IPO restricted stock awards, which were granted to employees in November 2006 and fully vested in November 2010.

(b)
A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.

(c)
The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

Revenues

  Investment Banking

        Investment banking revenue was $208.9 million for the year ended December 31, 2010 compared with $160.4 million for the same period in 2009, an increase of $48.4 million, or 30.2%. M&A and advisory revenue increased $30.0 million to $60.3 million for the year ended December 31, 2010 compared with $30.3 million for the same period in 2009. This increase was primarily due to the greater number of advisory engagements completed in 2010, which included significant advisory fees for strategic asset sales, restructurings, Federal Deposit Insurance Corporation ("FDIC") bids, and other special advisory engagements as many financial institutions repaid the Troubled Asset Relief Program through asset sales, restructured their balance sheets or sought to enhance their franchises through the acquisition of failed banks from the FDIC. Capital markets revenue increased $18.5 million, or 14.2%, to a record of $148.6 million for the year ended December 31, 2010 compared with $130.1 million for the same period in 2009, primarily due to a higher number of equity private placement transactions in 2010.

  Commissions

        Commissions revenue was $133.6 million for the year ended December 31, 2010 compared with $142.0 million for the same period in 2009, a decrease of $8.5 million, or 6.0%, reflecting lower trading volumes. U.S. equity commissions were $96.0 million for the year ended December 31, 2010 compared with $103.5 million for the same 2009 period, a decrease of $7.5 million, or 7.2%. European equity commissions were $35.1 million for the year ended December 31, 2010 compared with $38.5 million for the same period in 2009, a decrease of $3.4 million, or 8.8%. During 2010 we began sales and trading in Asian equities which resulted in commissions revenue of $2.4 million.

  Principal Transactions, Net

        Principal transactions, net resulted in revenue of $54.0 million for the year ended December 31, 2010 compared with $63.6 million for the same period in 2009, a decrease of $9.6 million, or 15.2%. The decrease was primarily due to lower trading gains relating to less favorable market conditions in 2010, particularly in the second quarter. Fixed income revenue was $42.8 million for the year ended December 31, 2010 compared with $47.6 million for 2009, a decrease of $4.7 million, or 9.9%. Trading for our own account, including firm investments, resulted in a net gain of $14.0 million for 2010 compared with $20.1 million in 2009. Equity market making resulted in a net loss of $4.7 million for 2010 compared with a net loss of $7.1 million for the same period in 2009. The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in a net gain of $1.8 million in 2010 compared with a net gain of $3.0 million in 2009.

  Interest and Dividend Income

        Interest and dividend income increased $2.6 million, or 24.7%, to $13.1 million for the year ended December 31, 2010 compared with $10.5 million for the same period in 2009. The increase was primarily due to higher average holdings of interest bearing assets.

  Other

        Other revenues increased $5.4 million, or 69.5%, to $13.1 million for the year ended December 31, 2010 compared with $7.7 million for the same period in 2009. The increase was primarily due to higher fees earned by the loan portfolio sales group compared with the same period in 2009.

Expenses

  Compensation and Benefits

        Compensation and benefits expense was $263.6 million, an increase of $27.5 million, or 11.6% for the year ended December 31, 2010 compared with $236.2 million for the same period in 2009, reflecting higher revenues. Non-GAAP operating compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 59.9% for the year ended December 31, 2010 compared with 58.4% for the same period in 2009. See "-2010 and 2009 Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

  Communications and Data Processing

        Communications and data processing expense was $32.4 million for the year ended December 31, 2010 compared with $28.5 million for the same period in 2009, an increase of $3.9 million, or 13.7%. The increase was primarily due to higher market data costs related to new offices in Hong Kong and Tokyo in 2010 compared with the same period in 2009.

  Business Development

        Business development expense was $16.5 million for the year ended December 31, 2010 compared with $14.3 million for the same period in 2009, an increase of $2.2 million, or 15.4%. The increase was primarily due to higher travel and entertainment expenses in 2010 compared with the same period in 2009.

  Other

        Other expenses were $11.5 million for the year ended December 31, 2010 compared with $9.9 million for the same period in 2009, an increase of $1.6 million, or 15.8%. The increase was primarily due to higher dividend expenses in 2010 compared with the same period in 2009.

  Income Tax Expense

        Income tax expense was $18.5 million for the year ended December 31, 2010, which resulted in an effective tax rate of 40.9%, compared with $19.3 million for the same period in 2009, which resulted in an effective tax rate of 44.9%. The change in the effective tax rate for 2010 was primarily due to lower state and local income taxes attributable in part to the release of prior period reserves for uncertain tax positions.

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

        We recorded net income of $23.6 million, or $0.66 per diluted share, for the year ended December 31, 2009, compared with a net loss of $62.3 million, or $2.02 per diluted share, for the same period in 2008. After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our initial public offering ("IPO"), our non-GAAP operating net income was

$29.1 million, or $0.81 per diluted share for the year ended December 31, 2009, compared with net loss of $55.3 million, or $1.79 per diluted share for the same period in 2008. See "—2009 and 2008 Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

        The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Year Ended December 31,		Period-to-Period
	2009	2008	$ Change	% Change
Revenues:
Investment banking	$160,450	$163,664	$(3,214)	(2.0)%
Commissions	142,015	192,752	(50,737)	(26.3)
Principal transactions, net	63,611	(142,962)	206,573	N/M
Interest and dividend income	10,524	24,687	(14,163)	(57.4)
Investment advisory fees	2,826	1,197	1,629	136.1
Other	7,728	2,879	4,849	168.4

Total revenues	387,154	242,217	144,937	59.8

Expenses:
Compensation and benefits	236,159	226,311	9,848	4.4

Non-compensation expenses:
Occupancy and equipment	21,639	19,831	1,808	9.1
Communications and data processing	28,464	27,743	721	2.6
Brokerage and clearance	17,203	24,244	(7,041)	(29.0)
Business development	14,328	16,115	(1,787)	(11.1)
Professional services	15,410	14,210	1,200	8.4
Interest	1,151	4,603	(3,452)	(75.0)
Other	9,942	11,165	(1,223)	(11.0)

Total non-compensation expenses	108,137	117,911	(9,774)	(8.3)

Total expenses	344,296	344,222	74	0.0

Income / (loss) before income taxes	42,858	(102,005)	144,863	N/M
Income tax expense / (benefit)	19,251	(39,656)	58,907	N/M

Net income / (loss)	$23,607	$(62,349)	$85,956	N/M %

N/M—Not Meaningful

2009 and 2008 Non-GAAP Financial Measures

        The following table reconciles GAAP compensation and benefits expense, compensation ratio, net income and diluted earnings per share for the years ended December 31, 2009 and 2008 to these items on a non-GAAP basis for the same respective periods.

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(dollars in thousands, except per share information)
Compensation and benefits expense:
Compensation and benefits expense—GAAP basis	$236,159	$226,311
Adjustment to exclude amortization expense of the IPO awards(a)	(10,022)	(11,456)

Non-GAAP operating compensation and benefits expense(b)	$226,137	$214,855

Compensation ratio(c):
Compensation ratio—GAAP basis	61.0%	93.4%
Non-GAAP operating compensation ratio(b)	58.4%	88.7%
Net income:
Net income—GAAP basis	$23,607	$(62,349)
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit(a)	5,520	7,002

Non-GAAP operating net income(b)	$29,127	$(55,347)

Diluted earnings per share:
Diluted earnings per share—GAAP basis	$0.66	$(2.02)
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit(a)	0.15	0.23

Non-GAAP operating diluted earnings per share(b)	$0.81	$(1.79)

(a)
The adjustment represents the exclusion of the compensation expense related to the amortization of the IPO restricted stock awards, which were granted to employees in November 2006 and fully vested in November 2010.

(b)
A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.

(c)
The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

        See the section entitled "—2010 and 2009 Non-GAAP Financial Measures" for a discussion regarding the reasons why management believes a presentation of Non-GAAP Financial Measures provides useful information for investors regarding our financial condition and results of operations.

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

Expenses

  Compensation and Benefits

        Compensation and benefits expense was $236.2 million, an increase of $9.8 million, or 4.4% for the year ended December 31, 2009 compared with $226.3 million for the same period in 2008, reflecting higher revenues. Compensation and benefits as a percentage of total revenue, after adjusting for expenses associated with the IPO restricted stock awards, was 58.4% in 2009. See "—2009 and 2008 Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

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

  Professional Services

        Professional services expense was $15.4 million, an increase of $1.2 million, or 8.4%, for the year ended December 31, 2009 compared with $14.2 million for the year ended December 31, 2008. The increase was primarily due to higher legal costs.

  Interest

        Interest expense decreased $3.5 million to $1.2 million for the year ended December 31, 2009 compared with $4.6 million for the year ended December 31, 2008. The decrease was primarily due to lower average balances of securities sold under repurchased agreements and short-term borrowings as well as lower interest rates in 2009 relative to 2008.

  Other

        Other expense decreased $1.2 million, or 11.0%, to $9.9 million for the year ended December 31, 2009 compared with $11.2 million for the year ended December 31, 2008. The decrease was primarily due to lower foreign currency transaction losses in 2009.

  Income Tax Expense / (Benefit)

        Income tax expense was $19.3 million for the year ended December 31, 2009, which resulted in an effective tax rate of 44.9%, compared to an income tax benefit of $39.7 million for the year ended December 31, 2008, which resulted in an effective tax rate of 38.9%. The change in the effective tax rate was primarily due to the increase in the impact of permanent differences, which increased the effective tax expense rate for 2009 and decreased the effective tax benefit in 2008, and higher state and local income taxes.

Liquidity and Capital Resources

        We are the parent of Keefe, Bruyette & Woods, Inc. ("Keefe"), Keefe, Bruyette & Woods Limited ("KBWL"), Keefe, Bruyette & Woods Asia Limited ("KBWAL"), KBW Asset Management, Inc. ("KBWAM") and KBW Ventures, Inc. Dividends and other transfers from our subsidiaries are our primary source of funds to satisfy our capital and liquidity requirements. Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe, KBWL and KBWAL to us. Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers and trade creditors of Keefe, KBWL, KBWAL and KBWAM.

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

        We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of December 31, 2010, we had liquid assets of $300.5 million, consisting of cash and cash equivalents and receivables from clearing brokers. From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

        Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source. We do not currently have any long term debt obligations and therefore, are not exposed to the breach of any debt covenants.

        We have an effective "universal" shelf registration statement on form S-3 on file with the SEC. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, senior debt securities, subordinated debt securities, warrants, stock purchase contracts, and stock purchase units. We may offer any of these securities independently or together in any combination with other securities. In addition, selling shareholders may use the shelf registration statement to offer, from time to time, shares of our common stock. Our status as a "well-known seasoned issuer," as such term is defined in the federal securities laws, enables us, among other things, to enter the public markets and consummate sales off the shelf registration statement in rapid fashion and with little or no notice.

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

        Our dividend policy currently contemplates the payment of a quarterly cash dividend. Quarterly cash dividends of $0.05 per share were declared by our board of directors on July 28, 2010 and October 27, 2010. A special cash dividend of $1.00 per share was declared by our board of directors on December 7, 2010. The aggregate amount paid by the Company during 2010 in connection with these dividends equaled $39.7 million.

        On February 16, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.9 million based on approximately 37.6 million total shares outstanding on February 18, 2011, including shares underlying vested restricted stock units), which cash dividend will be paid on March 15, 2011 to stockholders of record as of the close of business on March 3, 2011.

        On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management. During 2010, we repurchased 235,300 shares of our common stock at an average price of $22.51 per share, for an aggregate purchase price of $5.3 million.

        The dividend to be paid on March 15, 2011 and share repurchase are expected to be funded from available cash resources. Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time. If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources. Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid in capital.

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

        At December 31, 2010, Keefe's net capital under the SEC's Uniform Net Capital Rule was $115.5 million, or $107.0 million in excess of the minimum required net capital.

        KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL's total capital resources of $35.0 million exceeded the capital resources requirement by approximately $20.8 million at December 31, 2010.

  Cash Flows

        Year ended December 31, 2010.    Cash decreased $40.9 million for the year ended December 31, 2010, primarily due to cash flows used in financing activities, partially offset by cash flows from operating activities.

        Net income, after adjusting for non-cash expense and revenue items of $50.2 million, provided cash of $76.8 million. The non-cash items consisted of expenses of $43.3 million resulting from the amortization of stock based compensation expenses, $5.1 million related to depreciation and amortization expense and $1.8 million related to deferred income tax expense. Cash of $113.2 million was used as a result of an increase in operating assets, primarily attributable to increases related to financial instruments owned, at fair value of $129.1 million, partially offset by a $23.4 million decline in receivables from clearing brokers. Cash of $59.7 million was provided by an increase in operating liabilities, primarily attributable to an increase in financial instruments sold, not yet purchased, at fair value of $57.0 million.

        We used $3.7 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $60.0 million primarily as a result of dividends paid and the cancellation of restricted stock in satisfaction of withholding tax requirements.

        Year ended December 31, 2009.    Cash increased $8.2 million for the year ended December 31, 2009, primarily due to positive cash flows from operating activities.

        Net income, after adjusting for non-cash expense and revenue items of $46.7 million, provided cash of $70.3 million. The non-cash items consisted of expenses of $36.6 million resulting from the amortization of stock based compensation expenses, $5.2 million related to deferred income tax expense and $4.8 million related to depreciation and amortization expense. Cash of $55.8 million was used as a result of an increase in operating assets, primarily attributable to increases related to financial instruments owned, at fair value of $43.4 million and receivables from clearing brokers of $30.8 million, partially offset by a $32.2 million decline in income taxes receivable. Cash of $5.9 million was provided by an increase in operating liabilities, primarily attributable to increases in financial instruments sold, not yet purchased, at fair value and accrued compensation and benefits of $25.7 million and $8.3 million, respectively, partially offset by a $31.5 million reduction in short-term borrowings.

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

        Our operating activities provided $25.7 million of cash due to a net loss of $40.2 million, adjusted for non-cash revenue and expense items of $22.2 million, and cash used as a result of decreasing operating liabilities by $238.1 million, offset by cash provided from operating assets of $303.9 million. The non-cash items consisted of amortization of stock-based compensation related to restricted stock of $30.5 million, deferred income tax benefit of $13.2 million and depreciation and amortization expense of $4.8 million. The increase in cash provided by operating assets was primarily attributable to decreases in financial instruments owned, at fair value of $251.5 million and receivables from clearing brokers of $59.8 million, partially offset by an increase in income taxes receivable of $33.3 million. Cash used as a result of decreases in operating liabilities consisted primarily of decreases in securities sold under repurchase agreements of $94.8 million, financial instruments sold, not yet purchased, at fair value of $65.7 million, accrued compensation and benefits of $50.4 million and short-term borrowings of $33.6 million.

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

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in Item 1A under "Risk Factors" cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

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

        Based on these criteria, we believe the following to be our critical accounting policies:

  Fair Value of Financial Instruments

        We account for financial instruments that are being measured and reported on a fair value basis in accordance with FASB Accounting Standards Codification™ ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 defines fair value as "the price that would be received to sell an asset and paid to transfer a liability in an ordinary transaction between current market participants at the measurement date." See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of fair value of financial instruments.

        ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. We applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value prior to the fair value option election in accordance with the AICPA Audit and Accounting Guide—Brokers And Dealers In Securities (ASC 940).

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

        The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuations models may be made when, in management's judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflects management's judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

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

        Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily market and income approaches. The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, certain convertible preferred stock, convertible debt and residential mortgage-backed securities.

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

        Fair value of private equity securities was determined by assessing market-based information, such as performance multiples, comparable company transactions and changes in market outlook. Fair value of limited and general partnership interests was determined by using net asset values or capital statements provided by the general partner, as a practical expedient, updated for changes in market conditions up to the reporting date. Private equity securities and limited and general partnership interests generally trade infrequently.

        The variables affecting fair value estimates of these financial instruments can change rapidly and unexpectedly, which could have a significant impact on the fair value estimates of these financial instruments. Results from valuation techniques in one period may not be indicative of future period fair value measurements.

        Our Level 3 assets were $79.8 million as of December 31, 2010, which represented approximately 11% of total assets and approximately 26% of total assets measured at fair value.

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

        Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. When market assumptions are not readily available, management's assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

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

Contractual Obligations

        Contractual obligations as of December 31, 2010 are as follows (dollars in thousands):

	Payments due by Period
	Total	2011	2012 - 2013	2014 - 2015	2016 and thereafter
Operating lease obligations	$79,196	$15,144	$29,224	$26,108	$8,720

        This excludes capital commitments that can be called at any time on private limited partnership investments of $22.0 million, including $14.7 million from affiliated funds, and open underwriting commitments of approximately $331 million at December 31, 2010. $197 million relating to such underwriting commitments were subsequently settled and approximately $134 million of such underwriting commitments are expected to settle within six months. In addition, the table does not include reserves for income taxes that are not contractual obligations by nature. We cannot determine with any degree of certainty the amount that would be payable or the period of cash settlement to the respective taxing jurisdictions.

Off-Balance Sheet Arrangements

        In the normal course of our principal trading activities, we may enter into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options, warrants, futures contracts and mortgage-backed to-be-announced securities, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options and warrants are conducted through regulated exchanges, which clear and guarantee performance of counterparties. As described in Item 3—"Quantitative and Qualitative Disclosures About Market Risk—Credit Risk," through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Recently Issued Accounting Standards, Not Yet Adopted

        In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires additional fair value measurement disclosure requirements and clarifies certain existing disclosure requirements. The additional disclosures include significant transfers in and out of Level 1 and Level 2 fair value measurements, and reasons for the transfers, and activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on the activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. In January 2010, we adopted ASU No. 2010-06, except for the disclosure requirements related to the activity in Level 3 fair value measurements, which was adopted in January 2011.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

        The following table sets forth our monthly high, low and average long/short financial instruments owned for the year ended December 31, 2010:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$121,206	$56,720	$97,392
Corporate and other debt	$123,270	$47,656	$88,689
U.S. Government and agency securities	$4,138	—	665
Mortgage-backed securities	$43,232	$—	$19,627
Other investments	$51,336	$41,917	$46,599
Short Value:
Equities	$77,668	$31,288	$52,872
Corporate and other debt	$17,667	$2,408	$8,720
U.S. Government and agency securities	$16,744	$451	$8,567

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

Credit Risk

        We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client's ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our Clearing Agreements with Pershing LLC and Pershing Securities Limited, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. In these situations, we may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. We seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

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

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Management of KBW, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As of December 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010 was effective.

        The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have material effect on the financial statements.

        The Company's independent registered public accounting firm has audited the Company's internal control over financial reporting as of December 31, 2010, as stated in its report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

        We have audited KBW, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBW, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, KBW, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 25, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

        We have audited the accompanying consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBW, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBW, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2011

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2010 and 2009

(Dollars in thousands)

	2010	2009
ASSETS
Cash and cash equivalents	$162,272	$203,180
Financial instruments owned, at fair value:
Equities	114,612	56,720
Corporate and other debt	93,599	75,754
Mortgage-backed securities	43,232	—
U.S. Government and agency securities	369	—
Other investments	51,336	41,917

Total financial instruments owned, at fair value:	303,148	174,391

Receivables from clearing brokers	138,212	161,811
Accounts receivable	26,691	28,703
Income taxes receivable	1,481	1,129
Fixed assets, at cost, less accumulated depreciation and amortization of $30,663 in 2010 and $25,636 in 2009	17,383	18,800
Other assets	50,470	43,354

Total assets	$699,657	$631,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$75,470	$31,288
Corporate debt	5,414	4,723
U.S. Government and agency securities	12,957	962

Total financial instruments sold, not yet purchased, at fair value:	93,841	36,973

Accrued compensation and benefits	116,589	110,559
Income taxes payable	9,161	10,668
Accounts payable, accrued expenses and other liabilities	21,949	24,099

Total liabilities	241,540	182,299

Stockholders' equity:
Preferred stock	—	—
Common stock	317	307
Paid-in capital	183,975	161,168
Retained earnings	285,677	298,626
Notes receivable from stockholders	(100)	(609)
Accumulated other comprehensive loss	(11,752)	(10,423)

Total stockholders' equity	458,117	449,069

Total liabilities and stockholders' equity	$699,657	$631,368

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share information)

	2010	2009	2008
Revenues:
Investment banking	$208,913	$160,450	$163,664
Commissions	133,560	142,015	192,752
Principal transactions, net	53,964	63,611	(142,962)
Interest and dividend income	13,125	10,524	24,687
Investment advisory fees	3,194	2,826	1,197
Other	13,101	7,728	2,879

Total revenues	425,857	387,154	242,217

Expenses:
Compensation and benefits	263,633	236,159	226,311
Occupancy and equipment	22,460	21,639	19,831
Communications and data processing	32,365	28,464	27,743
Brokerage and clearance	17,747	17,203	24,244
Business development	16,529	14,328	16,115
Professional services	15,425	15,410	14,210
Interest	1,104	1,151	4,603
Other	11,509	9,942	11,165

Total expenses	380,772	344,296	344,222

Income / (loss) before income taxes	45,085	42,858	(102,005)
Income tax expense / (benefit)	18,457	19,251	(39,656)

Net income / (loss)	$26,628	$23,607	$(62,349)

Earnings per common share:
Basic	$0.71	$0.66	$(2.02)
Diluted	$0.71	$0.66	$(2.02)
Dividends declared per common share	$1.10	$—	$—
Weighted average number of common shares outstanding
Basic	32,428,945	31,448,074	30,838,361
Diluted	32,428,945	31,448,074	30,838,361

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share information)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at December 31, 2007	$—	$293	$114,014	$337,368	$(5,254)	$2,005	$448,426
Net loss	—	—	—	(62,349)	—	—	(62,349)
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(15,984)	(15,984)

Total comprehensive loss	—	—	—	—	—	—	(78,333)

Amortization of stock-based compensation	—	—	30,540	—	—	—	30,540
Cancellation of 319,359 shares of restricted stock in satisfaction of withholding tax requirements	—	(3)	(7,892)	—	—	—	(7,895)
Purchase of 5,875 shares of common stock	—	—	(60)	—	60	—	—
Issuance of 870,037 shares of common stock	—	8	19,300	—	—	—	19,308
Restricted stock units converted	—	—	(854)	—	—	—	(854)
Stock-based awards vested	—	—	(18,312)	—	—	—	(18,312)
Excess net tax benefit related to stock-based awards	—	—	882	—	—	—	882
Repayment of notes receivable from stockholders	—	—	—	—	2,969	—	2,969

Balance at December 31, 2008	—	298	137,618	275,019	(2,225)	(13,979)	396,731
Net income	—	—	—	23,607	—	—	23,607
Other comprehensive income, currency translation adjustment	—	—	—	—	—	3,556	3,556

Total comprehensive income	—	—	—	—	—	—	27,163

Amortization of stock-based compensation	—	—	36,646	—	—	—	36,646
Cancellation of 590,841 shares of restricted stock in satisfaction of withholding tax requirements	—	(6)	(14,843)	—	—	—	(14,849)
Purchase of 14,448 shares of common stock	—	—	(250)	—	—	—	(250)
Issuance of 1,521,170 shares of common stock	—	15	32,697	—	—	—	32,712
Restricted stock units converted	—	—	(2,939)	—	—	—	(2,939)
Stock-based awards vested	—	—	(29,569)	—	—	—	(29,569)
Excess net tax benefit related to stock-based awards	—	—	1,808	—	—	—	1,808
Repayment of notes receivable from stockholders	—	—	—	—	1,616	—	1,616

Balance at December 31, 2009	—	307	161,168	298,626	(609)	(10,423)	449,069
Net income				26,628			26,628
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(1,329)	(1,329)

Total comprehensive income	—	—	—	—	—	—	25,299

Dividends on common stock	—		—	(39,577)	—	—	(39,577)
Amortization of stock-based compensation	—	—	43,315	—	—	—	43,315
Cancellation of 768,723 shares of restricted stock in satisfaction of withholding tax requirements	—	(8)	(20,020)	—	—	—	(20,028)
Cancellation of 235,300 shares of common stock related to the stock repurchase program	—	(2)	(5,295)	—	—	—	(5,297)
Issuance of 1,956,308 shares of common stock	—	20	43,924	—	—	—	43,944
Stock-based awards vested	—	—	(43,745)	—	—	—	(43,745)
Excess net tax benefit related to stock-based awards	—	—	4,628	—	—	—	4,628
Repayment of notes receivable from stockholders	—	—	—	—	509	—	509

Balance at December 31, 2010	$—	$317	$183,975	$285,677	$(100)	$(11,752)	$458,117

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Continued)

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share information)

        Description of preferred stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	Outstanding
$0.01	2010	10,000,000	—	—
$0.01	2009	10,000,000	—	—
$0.01	2008	10,000,000	—	—

        Description of common stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued*	Outstanding*
$0.01	2010	140,000,000	31,701,982	31,701,982
$0.01	2009	140,000,000	30,749,697	30,749,697
$0.01	2008	140,000,000	29,833,816	29,833,816

(*)
These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income / (loss)	$26,628	$23,607	$(62,349)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Amortization of stock-based compensation	43,315	36,646	30,540
Depreciation and amortization	5,066	4,822	4,801
Deferred income tax expense / (benefit)	1,777	5,237	(13,158)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(129,086)	(43,427)	251,537
Securities purchased under resale agreements	—	—	23,846
Receivables from clearing brokers	23,371	(30,833)	59,828
Accounts receivable	1,945	(8,943)	969
Income taxes receivable	(375)	32,162	(33,270)
Other assets	(9,019)	(4,744)	972
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	56,951	25,734	(65,679)
Securities sold under repurchase agreements	—	—	(94,784)
Short-term borrowings	—	(31,547)	(33,552)
Accrued compensation and benefits	6,350	8,299	(50,408)
Accounts payable, accrued expenses and other liabilities	(2,115)	2,725	3,373
Income taxes payable	(1,530)	708	2,987

Net cash provided by operating activities	23,278	20,446	25,653

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(3,723)	(4,730)	(3,719)

Net cash used in investing activities	(3,723)	(4,730)	(3,719)

Cash flows from financing activities:
Cash dividends paid	(39,577)	—	—
Issuance of shares of common stock	199	205	142
Purchase of shares of common stock	—	(250)	—
Cancellation of restricted stock in satisfaction of withholding tax requirements	(20,028)	(14,849)	(7,895)
Cancellation of shares of common stock related to the stock repurchase program	(5,297)	—	—
Excess net tax benefit related to stock-based awards	4,628	1,808	882
Repayment of notes receivable from stockholders	509	1,616	2,969

Net cash used in financing activities	(59,566)	(11,470)	(3,902)

Currency adjustment:
Effect of exchange rate changes on cash	(897)	3,953	(17,409)

Net (decrease) / increase in cash and cash equivalents	(40,908)	8,199	623
Cash and cash equivalents at the beginning of the period	203,180	194,981	194,358

Cash and cash equivalents at the end of the period	$162,272	$203,180	$194,981

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$22,649	$17,412	$1,419
Interest	$903	$1,245	$6,075

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share information)

(1) Organization and Basis of Presentation

        The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the "Company"), Keefe, Bruyette & Woods, Inc. ("Keefe"), Keefe, Bruyette & Woods Limited ("KBWL"), Keefe, Bruyette & Woods Asia Limited ("KBWAL"), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority ("FINRA") and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority ("FSA") and a member of the London Stock Exchange, Euronext, SIX Swiss Exchange and Deutsche Boerse. KBWAL is a securities firm licensed and regulated by the Securities and Futures Commission in Hong Kong. Keefe's, KBWL's and KBWAL's customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis and is responsible for clearance and settlement for both KBWL and KBWAL.

(2) Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.

        The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. The usual condition for a controlling financial interest is ownership of a majority voting interest. As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity. Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the "variable interest model" in accordance with ASC 810. The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity's economic performance or a right to absorb a majority of the entity's expected losses, or expected residual returns, or both. The Company had no variable interest entities that required consolidation at December 31, 2010.

        In addition, the Company evaluates its investments in limited partnerships under ASC 810. Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at December 31, 2010.

  (b)    Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and these footnotes including securities valuations, compensation accruals and other matters. Management

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(2) Summary of Significant Accounting Policies (Continued)

believes that the estimates used in preparing the Company's consolidated financial statements are reasonable. Actual results may differ from these estimates.

  (c)    Cash and Cash Equivalents

        Cash equivalents include investments with an original maturity of three months or less. Due to the short-term nature of these instruments, carrying value approximates their fair value.

  (d)    Fair Value of Financial Instruments

        The Company accounts for financial instruments that are being measured and reported on a fair value basis in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between current market participants at the measurement date".

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

        ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Such election must be applied to the entire instrument and not only a portion of the instrument. The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value by the Company prior to the fair value option election in accordance with ASC 940, Financial Services—Broker and Dealers. Generally, the fair values of these financial instruments have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices. During the fourth quarter of 2009, the Company elected to adopt the measurement amendments included in Accounting Standards Update ("ASU") No. 2009-12, Investments in Certain Entities That

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(2) Summary of Significant Accounting Policies (Continued)

Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820). ASU No. 2009-12 permits, as a practical expedient, the use of the net asset value per share, or its equivalent, of an entity to estimate its fair value. The Company's partnership interests are recorded at fair value, determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions, and changes in market conditions up to the reporting date.

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

        There were no resale or repurchase agreements outstanding as of December 31, 2010 and 2009.

  (f)    Receivables From Clearing Brokers

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

  (g)    Fixed Assets

        Furniture and other equipment, computer equipment and software are carried at cost and depreciated on a straight-line basis using estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the respective leases.

  (h)    Revenue Recognition

  Investment Banking

        The Company earns fees for providing strategic advisory services in mergers and acquisitions ("M&A") and other transactions which are predominantly composed of fees based on a successful completion of a transaction, and from capital markets, which is comprised of underwriting securities' offerings and arranging private placements, including securitized debt offerings.

        Strategic advisory revenues are recorded when earned, the fees are determinable and collection is reasonably assured. Non-refundable upfront fees are generally deferred and recognized as revenue

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(2) Summary of Significant Accounting Policies (Continued)

ratably over the expected period in which the related services are rendered. Upon successful completion of a transaction or termination of an engagement, the recognition of revenue would be accelerated.

        Capital markets revenue consists of:

  •
  Underwriting revenues, which are recognized on trade date, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates the Company's share of transaction-related expenses incurred by the syndicate, and the Company recognizes revenue net of such expense. On final settlement, the Company adjusts these amounts to reflect the actual transaction-related expenses and resulting underwriting fee.

  •
  Private placement revenues, which are recorded when the services related to the underlying transaction are completed under the terms of the engagement. This is generally the closing date of the transaction.

        Since the Company's investment banking revenues are generally recognized at the time of completion of each transaction or when the services are performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

  Commissions

        The Company's sales and trading business generates revenue from equity securities' trading commissions paid by institutional investor customers. Commissions are recognized on a trade date basis.

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

  Investment advisory fees

        The Company recognizes management fees from managed funds over the period that the related service is provided based upon a percentage of account balances, capital invested, capital commitments or some combination thereof. The Company also may be entitled to receive incentive fees based on a percentage of a fund's return or when the return on assets under management exceeds certain performance targets. Some incentive fees are based on investment performance over a 12-month period and are subject to adjustment prior to the end of the measurement period. Accordingly, these incentive fees are recognized in the consolidated statements of operations when the measurement period ends.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(2) Summary of Significant Accounting Policies (Continued)

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

  (k)    Earnings Per Common Share ("EPS")

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

  (l)    Foreign Currency Translation

        The Company translates the statements of financial condition of the Company's foreign subsidiaries at the exchange rates in effect as of the end of each reporting period. The consolidated statements of operations are translated at the average rates of exchange during the period. The resulting translation adjustments of the Company's foreign subsidiaries are recorded directly to accumulated other comprehensive income (loss) in the consolidated statements of changes in

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(2) Summary of Significant Accounting Policies (Continued)

stockholders' equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in net income.

  (m)    Contributions

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

        Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock. This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information. There were no transfers in or out of Level 1 in 2010.

        Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations ("CDOs") primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock, convertible debt and residential mortgage-backed securities. There were no transfers in or out of Level 2 in 2010.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

        The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent) as of December 31, 2010:

Type of Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Long/short hedge funds(a)	$14,197	$—	Monthly	30 Days
Public/private equity funds(b)	37,139	15,975	n/a	n/a

	$51,336	$15,975

(a)
This category includes investments in hedge funds that invest primarily in domestic long/short positions in equity securities and various derivatives, including options on securities and stock index options with respect to companies in the financial services sector. Management of these funds also has the ability to invest in foreign equities and fixed income securities. The fair values of investments in this category have been estimated using the net asset value per share, or equivalent, of the investments. Investments in this category can be redeemed monthly; however, the general partner may impose a "gate" for any withdrawal over 20% of the total fund net asset value.

(b)
This category includes several funds that invest primarily in domestic public and private companies operating in the financial services sector. Management of these funds also have the ability to invest in foreign public and private equities, debt financial instruments, warrants, hybrid securities and membership interests in the financial services sector. The fair values of investments in this category have been estimated using asset values based on capital statements provided by the general partner, updated, as necessary, for capital contributions and distributions and changes in market conditions up to the reporting date. These investments generally cannot be redeemed, unless approved by the general partners. Upon liquidation of the underlying investments prior to the life expectancy / maturity of the funds, management of the funds can elect to make distributions to the limited partners. The time horizon for such distributions is at the discretion of the general partners but should not exceed the time horizon of the fund's life expectancy. It is estimated that these investments would be liquidated approximately ten years following the initial investment date, some with options to extend for up to a two year period, ranging from 2010 - 2020. Additional expenses, such as legal and administrative associated with the final liquidation can be incurred. Therefore, it is possible that upon final liquidation of the investments, the final funds distributed could be different from the estimated value of the investment. However, these differences are not expected to be material.

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

Assets at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$95,821	$18	$16,654	$112,493

Corporate and other debt:
Corporate debt	2,236	74,246	—	76,482
CDOs	—	5,310	1	5,311
Other debt obligations(1)	—	—	11,806	11,806

Total corporate and other debt	2,236	79,556	11,807	93,599
Mortgage-backed securities—residential	—	43,232	—	43,232
U.S. Government and agency securities	369	—	—	369
Other investments(2)	—	—	51,336	51,336

Total non-derivative trading assets	98,426	122,806	79,797	301,029
Equity options/warrants	2,119	—	—	2,119

Total financial instruments owned	$100,545	$122,806	$79,797	$303,148

(1)
Consists of bank and insurance company trust preferred and capital securities.

(2)
Consists of limited and general partnership interests.

Liabilities at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$74,584	$—	$—	$74,584
Corporate debt	—	5,414	—	5,414
U.S. Government and agency securities	12,957	—	—	12,957

Total non-derivative trading liabilities	87,541	5,414	—	92,955
Equity options/warrants	886	—	—	886

Total financial instruments sold, not yet purchased	$88,427	$5,414	$—	$93,841

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

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

        The non-derivative trading assets/liabilities categories were reported in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value on the Company's consolidated statements of financial condition.

        The derivative financial instruments were reported on a gross basis by level. The Company's derivative activities included in financial instruments owned and financial instruments sold, not yet purchased consist of writing and purchasing listed equity options and warrants.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

        The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009:

Level 3 Financial Assets

Year Ended December 31, 2010	Balance as of December 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of December 31, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,873	$(2,269)	$3,050	$—	$16,654	$(1,584)

Corporate and other debt:
Corporate debt	10,000	—	(10,000)	—	—	—
CDOs	1	(2)	2	—	1	(2)
Other debt obligations	12,347	1,959	(2,500)	—	11,806	4,458

Total corporate and other debt	22,348	1,957	(12,498)	—	11,807	4,456
Other investments	41,917	6,585	2,834	—	51,336	5,564

Total Level 3 financial assets	$80,138	$6,273	$(6,614)	$—	$79,797	$8,436

Year Ended December 31, 2009	Balance as of December 31, 2008	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of December 31, 2009	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$14,722	$(13)	$400	$764	$15,873	$989

Corporate and other debt:
Corporate debt	1,581	(1,581)	10,000	—	10,000	(1,581)
CDOs	44	7	(50)	—	1	2
Other debt obligations	31,063	2,925	(21,641)	—	12,347	16,740

Total corporate and other debt	32,688	1,351	(11,691)	—	22,348	15,161
Other investments	34,893	5,507	1,517	—	41,917	6,264

Total Level 3 Financial Assets	$82,303	$6,845	$(9,774)	$764	$80,138	$22,414

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

        Transfers in/(out) of Level 3 represent existing financial assets that were previously categorized at a higher/lower level. Transfers in or out of Level 3 result from changes in the observability of inputs used in determining fair values for different types of financial assets. Transfers were reported at their fair value as of the actual date in which such changes in the fair value inputs occurs.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

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

(4) Fixed Assets

        Fixed assets consisted of the following at:

	December 31,
	2010	2009
Leasehold improvements	$23,229	$22,425
Furniture and other equipment	12,050	10,876
Computer equipment and software	12,767	11,135

Total	48,046	44,436
Less: accumulated depreciation and amortization	30,663	25,636

Total fixed assets, net	$17,383	$18,800

        Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 aggregated $5,066, $4,822 and $4,801, respectively.

(5) Short-Term Borrowings

        From time to time, the Company obtains secured short-term borrowings primarily through bank loans. There were no short-term borrowing obligations outstanding during 2010.

(6) Commitments and Contingencies

  (a)    Leases

        The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2011 and 2016. Such agreements contain escalation clauses and provide that certain operating costs be paid by the Company in addition to the minimum rentals. As part of a lease agreement, the Company provided a letter of credit in the amount of $3,363.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(6) Commitments and Contingencies (Continued)

        Future minimum lease payments as of December 31, 2010 are as follows:

Lease payments
Year:
2011	$15,144
2012	14,717
2013	14,507
2014	13,921
2015	12,187
Thereafter	8,720

Total	$79,196

        Rent expense for the years ended December 31, 2010, 2009 and 2008 aggregated $14,203, $13,812 and $12,530, respectively.

  (b)    Litigation

        In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At December 31, 2010, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition. The results of such proceedings could be material to the Company's operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

  Sentinel Management Group Litigation

        On January 12, 2009, Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. ("Sentinel"), filed a lawsuit in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC. Ms. Rodriguez and Mr. Mohr were employed by Cohen & Company subsequent to being employed by Keefe and the complaint relates to activities by them at both Keefe and their subsequent employer.

        The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5,629; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(6) Commitments and Contingencies (Continued)

paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint. On July 29, 2009, the court denied most of the relief sought in Keefe's Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe's motion to sever the Trustee's case against Keefe from the case against Cohen. On October 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint. On December 20, 2010, the Court granted a joint motion by Keefe and the Trustee to stay the case for ninety days.

        On August 26, 2009, Keefe filed a Third-Party Complaint against Eric A. Bloom, the former President and CEO of Sentinel, and Charles K. Mosley, the former Senior Vice President and head trader of Sentinel, alleging fraud and seeking contribution for any damages for which Keefe is held liable to the Trustee. The court stayed and severed this Third-Party Complaint on October, 7, 2009.

        On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the "Second Complaint"). The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel's customers. The Second Complaint makes substantially the same allegations as the complaint described above. Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously. On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee's claims due to lack of standing. The Trustee has appealed the court's dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee's appeal in Grede v. Bank of New York Mellon is pending. On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon. Currently, the Second Complaint remains stayed.

  (c)    Investment Commitments

        As of December 31, 2010, the Company had approximately $21,975, including $14,708 to affiliated funds, in outstanding commitments for additional funding to limited partnership investments.

  (d)    Underwriting Commitments

        In connection with investment banking activities, the Company may from time to time enter into underwriting commitments. As of December 31, 2010, the Company had approximately $331,000 of open underwriting commitments. $197,191 relating to such underwriting commitments were subsequently settled. Approximately $134,000 relating to such underwriting commitments are expected to settle within six months.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(7) Financial Instruments with Off-Balance-Sheet Risk

        In the normal course of its principal trading activities, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments, such as options, warrants, futures and mortgage-backed to-be-announced ("TBA") securities, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options and warrants are conducted through regulated exchanges, which clear and guarantee performance of counterparties.

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

  (a)    Broker-Dealer Activities

        The Company clears securities transactions on behalf of customers through its clearing brokers. In connection with these activities, customers' unsettled trades may expose the Company to off-balance-sheet credit risk in the event customers are unable to fulfill their contracted obligations. The Company seeks to control the risk associated with its customer activities by monitoring the creditworthiness of its customers.

  (b)    Derivative Financial Instruments

        The Company's derivative activities consist of writing and purchasing listed equity options and/or warrants and, from time to time, futures on interest rate, currency and equity products and mortgage-backed TBA securities for trading for our own account. Options and warrants are included in financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value in the accompanying consolidated statements of financial condition. See also Note 3 of the Notes to Consolidated Financial Statements for additional details. As a writer of options, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the fair value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(7) Financial Instruments with Off-Balance-Sheet Risk (Continued)

        A summary of the Company's listed options, warrants, futures contracts and TBA securities is as follows:

	Current Notional Value	Average Fair Value	End of Period Fair Value
December 31, 2010:
Purchased options/warrants	$27,055	$5,336	$2,119
Written options	$8,015	$1,756	$886
Short futures contracts	$5,181	$—	$—
Short agency mortgage-backed TBA securities	$31,000	$(19)	$(185)
December 31, 2009:
Purchased options/warrants	$8,285	$380	$628
Written options	$630	$511	$97
Short futures contracts	$6,136	$—	$—

        The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the years ended December 31, 2010 and 2009:

	Principal Transactions, Net Year Ended December 31,
Type of Instrument	2010	2009
Equities	$2,477	$11,768
Corporate and other debt	25,669	27,600
Mortgage-backed securities	18,694	18,807
Other investments	7,124	5,436

Total	$53,964	$63,611

        The revenue related to the equities and mortgage-backed securities categories included realized and unrealized gains and losses on both derivative instruments and non-derivative instruments. Corporate and other debt and other investments included realized and unrealized gains and losses on non-derivative instruments.

(8) Concentrations of Credit Risk

        The Company is engaged in various securities trading and brokerage activities servicing primarily domestic and foreign institutional investors. Nearly all of the Company's transactions are executed with and on behalf of institutional investors, including other brokers and dealers, commercial banks, mutual funds, and other financial institutions. The Company's exposure to credit risk associated with the non-performance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(8) Concentrations of Credit Risk (Continued)

        A substantial portion of the Company's marketable securities are common stock and debt of financial institutions. The credit and/or market risk associated with these holdings can be directly impacted by factors that affect this industry such as volatile equity and credit markets and actions of regulatory authorities.

(9) Stockholders' Equity

  Dividends Declared on Common Stock

        During the year ended December 31, 2010, the Company's board of directors declared and the Company paid dividends of $1.10 per share totaling $39,708. The Company's board of directors did not declare dividends in 2009 and 2008.

  Stock Repurchase Program

        On July 28, 2010, the Company's board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company's management. During the year ended December 31, 2010, the Company repurchased and retired 235,300 shares of the Company's common stock at an average price of $22.51 per share for an aggregate purchase price of $5,297.

        This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investments in the Company's business, current stock price, market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

  Notes Receivable from Stockholders

        Notes receivable from stockholders represent full recourse notes issued to employees for the purchase of stock acquired pursuant to the Company's terminated book value stock purchase plan. The loans are payable in annual installments and bear interest of 5.0% per annum.

(10) Stock-Based and Other Incentive Compensation

  Stock-Based Compensation

        2009 Incentive Compensation Plan:    The 2009 Incentive Compensation Plan ("2009 Plan permits the granting of up to 6,641,638 shares of common stock, including 641,638 common shares which remained available from the 2006 Equity Incentive Plan ("2006 Plan"). Shares granted under the 2009 Plan are expected to be awarded in connection with the Company's regular annual employee compensation and hiring processes. As a result of the approval and adoption of the 2009 Plan, the 2006 Plan will have no further grants or awards. However, awards outstanding under the 2006 Plan will remain in effect in accordance with the terms of such awards. The grant date fair value of share based

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(10) Stock-Based and Other Incentive Compensation (Continued)

awards is generally determined based on the closing market price of our common stock on the grant date.

        The following tables set forth activity and related weighted average grant date fair value of the Company's RSAs awarded under the Plan as of December 31, 2010:

	Year Ended December 31, 2010	Weighted Average Grant Date Fair Value
Restricted stock awards:
Share balance, beginning of year	3,856,092	$22.11
Grants	1,672,181	$26.12
Forfeited	(238,972)	$22.62
Vested	(1,948,003)	$22.46

Share balance, end of year	3,341,298	$22.88

	Year Ended December 31,
	2010	2009	2008
Restricted stock awards:
Share balance, beginning of year	3,856,092	3,127,852	3,023,825
Grants	1,672,181	2,229,232	1,137,111
Forfeited	(238,972)	(282,565)	(263,807)
Vested	(1,948,003)	(1,218,427)	(769,277)

Share balance, end of year	3,341,298	3,856,092	3,127,852

        The Company granted 1,672,181 RSAs during 2010, 2,229,232 RSAs during 2009 and 1,137,111 RSAs during 2008 at a total grant date fair value of $43,686, $44,215 and $32,324, respectively. The total grant date fair value of RSAs vested in 2010, 2009 and 2008 was $43,745, $29,569 and $18,312, respectively.

        Compensation expense equivalent to the grant date fair value per share is recognized by the Company ratably over the requisite service period, which is generally a three or four-year vesting period. Compensation expense recognized related to the granting of RSAs for the years ended December 31, 2010, 2009, and 2008 was $43,315, $36,646 and $30,530, respectively.

        At December 31, 2010, the compensation cost related to the unvested RSAs was $40,471, which will be recognized in future years, primarily 2011, 2012, and 2013. The weighted average period related to these stock compensation expenses yet to be recognized was 1.5 years for the unvested RSAs.

        Restricted Stock Units:    Prior to the adoption of the 2009 Plan and the 2006 Plan, RSUs were authorized and granted pursuant to commitments made in connection with employment of certain employees. Each RSU represents the right to receive one share of common stock at no cost to the employee. Upon vesting, RSUs can be converted into common stock unless conversion is deferred by

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(10) Stock-Based and Other Incentive Compensation (Continued)

the employee. All RSUs vested prior to December 31, 2008 and no RSUs were granted in 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Restricted stock units:
Balance, beginning of year	1,046,448	1,340,998	1,436,329
Grants	—	—	—
Forfeited	—	—	—
Converted and redeemed	—	(294,550)	(95,331)

Balance, end of year	1,046,448	1,046,448	1,340,998

        In order to satisfy the redemption of RSUs and the delivery of RSAs, the Company may issue shares from previously un-issued shares.

  Long Term Incentive Program

        In February 2010, the Company adopted a Long Term Incentive Program (the "LTIP") under the 2009 Plan. The LTIP allows the Company to make awards under the Plan to selected employees, which awards will provide for payments of such amounts pursuant to such terms and conditions as the Company shall determine. The LTIP provides that amounts specified or calculated pursuant to awards may be earned during a performance cycle established for such an award upon the achievement of specified performance goals.

        During the first quarter of 2010, the Company approved awards under the Plan to three members of senior management. The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable based on the achievement of certain levels of cumulative growth in adjusted earnings per share during the performance cycle. The LTIP related expense included in compensation and benefits expense in the accompanying consolidated statements of operations was $6,000 for the year ended December 31, 2010. There were no LTIP related expenses in 2009 and 2008.

(11) Employee Profit-Sharing and Retirement Plan

        The Company has a defined contribution profit-sharing and retirement plan (the "Retirement Plan") covering employees who meet certain eligibility requirements. Contributions are generally funded annually. The Company's profit sharing contribution to the Retirement Plan, which is voluntary, was $1,714, nil and $195, for the year ended December 31, 2010, 2009 and 2008, respectively, and was included in compensation and benefits expense in the accompanying consolidated statements of operations. The Retirement Plan also contains a 401(k) portion covering substantially all employees. Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) portion. The Company's contribution to the 401(k) portion of the Retirement Plan is determined based on three percent of employees' eligible compensation. The 401(k) portion expense, which is included in compensation and benefits expense in the accompanying consolidated statements of operations, was $2,361, $2,351 and $2,405, for the years ended December 31, 2010, 2009 and 2008,

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(11) Employee Profit-Sharing and Retirement Plan (Continued)

respectively. Expenses incurred by the Company on behalf of the Retirement Plan were $750, $697 and $480 for the years ended December 31, 2010, 2009 and 2008, respectively.

(12) Transactions with Affiliated Funds

        The Company has formed nonconsolidated investment funds, KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd. and KBW Capital Partners I, L.P., with third-party investors. The Company generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, incentive fees. These fees amounted to $2,698, $2,826 and $1,198 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the fees receivable from these funds were $1,287 and $1,554, respectively. Additionally, the Company may invest alongside the third-party investors in certain funds. The aggregate carrying value of the Company's interests in these funds was $18,385 and $16,844 as of December 31, 2010 and 2009, respectively. The Company elected to apply the fair value option to these investments in affiliated funds. Net realized and unrealized gains/(losses) on investments in affiliated funds were $2,496, $2,423 and $(11,157) for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 6 for the Company's commitments related to affiliated funds.

(13) Earnings Per Share

        The computations of basic and diluted earnings per share are set forth below:

	Years Ended December 31,
	2010	2009	2008
Net income / (loss)	$26,628	$23,607	$(62,349)
Less: Dividends and allocation of undistributed earnings to participating securities(1)	3,578	2,890	—

Net income / (loss) applicable to common shareholders	23,050	20,717	(62,349)

Weighted average number of common shares outstanding(1)(2):
Basic	32,428,945	31,448,074	30,838,361
Effect of dilutive securities—restricted stock	—	—	—

Diluted	32,428,945	31,448,074	30,838,361

Earnings per common share:
Basic	$0.71	$0.66	$(2.02)

Diluted	$0.71	$0.66	$(2.02)

(1)
Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 3,900,955, 4,386,772, and 3,640,270 for the years ended December 31, 2010, 2009 and 2008, respectively. Dividends declared on participating securities amounted to $3,578 for the year ended December 31, 2010. No dividends were declared during 2009 and 2008.

(2)
Basic and diluted common shares outstanding were equal for the periods presented under the two-class method.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(14) Income Taxes

        Income tax included in the consolidated statements of operations represent the following:

	Current	Deferred	Total
Year ended December 31, 2010
U.S. Federal	$16,394	$(1,158)	$15,236
State and Local	(233)	4,040	3,807
Non-U.S.	519	(1,105)	(586)

	$16,680	$1,777	$18,457

Year ended December 31, 2009
U.S. Federal	$12,460	$166	$12,626
State and Local	1,940	4,897	6,837
Non-U.S.	(386)	174	(212)

	$14,014	$5,237	$19,251

Year ended December 31, 2008
U.S. Federal	$(27,798)	$(2,388)	$(30,186)
State and Local	131	(10,086)	(9,955)
Non-U.S.	1,169	(684)	485

	$(26,498)	$(13,158)	$(39,656)

        The difference between the statutory federal tax rate of 35% and the effective tax rate is summarized below:

	2010		2009		2008
	Amount	Percentage of Pretax Earnings	Amount	Percentage of Pretax Earnings	Amount	Percentage of Pretax Earnings
Computed "expected" tax provision	$15,780	35.0%	$15,000	35.0%	$(35,702)	(35.0)%
Non-U.S. tax rate differential	(160)	(0.4)	(1,141)	(2.7)	(99)	(0.1)
State and local taxes, net of related Federal income tax benefit	1,978	4.4	4,849	11.3	(6,471)	(6.3)
Permanent differences	859	1.9	543	1.3	2,616	2.5

	$18,457	40.9%	$19,251	44.9%	$(39,656)	(38.9)%

        The provision / (benefit) for income taxes resulted in effective rates of 40.9%, 44.9% and (38.9%) for 2010, 2009 and 2008, respectively. The lower effective tax rate for 2010 was primarily due to lower state and local income taxes attributable in part to the release of prior period reserves for uncertain tax positions. The change in the effective rate in 2009 compared to 2008 was primarily due to the impact of permanent differences, which increased the effective tax rate for 2009 and decreased the effective tax benefit in 2008, and higher state and local income taxes net of federal tax benefit.

        Excess net tax benefits related to employee stock compensation plans of $4,628, $1,808 and $882 in 2010, 2009 and 2008, respectively, were allocated to additional paid-in capital.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(14) Income Taxes (Continued)

        Deferred income taxes are provided for the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Net deferred tax assets are included in other assets in the consolidated statements of financial condition.

        The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Employee compensation and benefits	$19,474	$17,940
Legal contingencies	457	543
Financial instruments owned, at fair value	—	—
State NOL carryover	227	2,921
Benefit from uncertain tax positions	1,004	2,326
Other	1,410	1,140

Total deferred tax assets	22,572	24,870

Deferred tax liabilities:
Accumulated depreciation and amortization of furniture, equipment and leasehold improvements	(634)	(879)
Financial instruments owned, at fair value	(1,226)	(788)

Total deferred tax liabilities	(1,860)	(1,667)

Net deferred tax assets	$20,712	$23,203

        The Company has permanently reinvested earnings in its foreign subsidiaries. At December 31, 2010, $3,502 of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of approximately $400 would become payable if such income were to be repatriated.

        At December 31, 2010, the Company has net operating loss carryovers for state and local purposes of approximately $1,600 which are available to offset future state and local income and which expire over varying periods from 2013 through 2028.

        Management believes that realization of the deferred tax assets is more likely than not based upon prior years' taxable income, the reversal of taxable temporary differences and anticipated future taxable income. No valuation allowances were recorded against deferred tax assets at December 31, 2010 and 2009.

        The Company had net unrecognized tax benefits, including interest, of approximately $6,891, $7,790 and $7,493 as of December 31, 2010, 2009 and 2008, respectively, all of which, if recognized,

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(14) Income Taxes (Continued)

would affect the rate. The gross unrecognized tax benefits, excluding interest and penalties, consist of the following components:

	2010	2009	2008
Balance at January 1,	$7,375	$7,627	$7,251
Additions based upon current year tax positions	1,228	1,046	356
Additions for prior years tax positions	768	1,777	20
Reduction for prior years tax positions	(1,865)	(1,595)	—
Settlements	(1,195)	(130)	—
Lapse of statute	—	(1,350)	—

Balance at December 31,	$6,311	$7,375	$7,627

        The Company's historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification in accordance with ASC 740.

        The total amount of interest and penalties related to tax uncertainties recognized in the statements of operations for the years ended December 31, 2010, 2009 and 2008 was $(1,158), $487 and $962 before federal and state benefits of $(333), $52 and $336, respectively.

        The total amount of accrued interest and penalties related to uncertain tax positions was $1,584 and $2,742 before federal and state benefits of $508 and $842 as of December 31, 2010 and 2009, respectively.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.

        For federal tax purposes, years beginning after 2005 are still open to examination. The federal return is currently under examination for the 2006-2008 tax years. For state and local tax purposes, years beginning after 2006 are still open to examination in all state and local jurisdictions, except New York State and New York City. The New York State returns are open for years beginning after 2007. The New York City returns are currently under examination for the 2004-2007 tax years. Further, it is not anticipated that the unrecognized tax benefits will significantly change over the next twelve months.

(15) Industry Segment Data

        The Company follows the provisions of ASC 280, Segment Reporting, in disclosing its business segments. Pursuant to that statement, an entity is required to determine its business segments based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Based upon these criteria, the Company has determined that its entire business should be considered a single segment. Due to the integrated nature of the financial markets that the Company serves, the Company does not present revenue by geographic region, as such presentation is impracticable.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(16) Net Capital Requirement

        Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $8,550 as of December 31, 2010. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

December 31, 2010
Net Capital	$115,529
Excess	$106,979

        KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of December 31, 2010, KBWL was in compliance with its local capital adequacy requirements. At December 31, 2010, KBWL's capital resources of approximately $34,924 exceeded the capital resources requirement by approximately $20,758.

(17) Recent Accounting Developments

        In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires additional fair value measurement disclosure requirements and clarifies certain existing disclosure requirements. The additional disclosures include significant transfers in and out of Level 1 and Level 2 fair value measurements, and reasons for the transfers, and activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on the activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. In January 2010, the Company adopted ASU No. 2010-06, except for the disclosure requirements related to the activity in Level 3 fair value measurements, which was adopted in January 2011.

(18) Subsequent Events

  Declaration of Quarterly Dividend

        On February 16, 2011, the Company's board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock. The dividend is payable on March 15, 2011 to shareholders of record on March 3, 2011.

  Stock Repurchase Program

        During February 2011, the Company repurchased and retired 122,300 shares of the Company's common stock at an average price of $25.50 for an aggregate purchase price of $3,119.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(19) Selected Quarterly Financial Information (Unaudited)

        The following tables summarize the quarterly statements of operations for the years ended December 31, 2010 and 2009:

2010	First	Second	Third	Fourth
Revenues*	$133,310	$105,806	$89,614	$97,127
Net income*	$11,621	$8,156	$3,823	$3,028
Earnings per share*:
Basic	$0.32	$0.22	$0.11	$(0.01)	**
Diluted	$0.32	$0.22	$0.11	$(0.01)	**
Dividends declared per share	$—	$—	$0.05	$1.05
Average shares outstanding:
Basic	32,240,838	32,481,478	32,412,399	32,577,549
Diluted	32,240,838	32,481,478	32,412,399	32,577,549

2009	First	Second	Third	Fourth
Revenues*	$72,276	$105,096	$122,639	$87,144
Net income*	$730	$7,213	$11,894	$3,771
Earnings per share*:
Basic	$0.02	$0.20	$0.33	$0.11
Diluted	$0.02	$0.20	$0.33	$0.11
Dividends declared per share	$—	$—	$—	$—
Average shares outstanding:
Basic	31,354,507	31,405,229	31,410,337	31,619,722
Diluted	31,354,507	31,405,229	31,410,337	31,619,722

*
Summation of the quarters' revenues, net income and earnings per share may not equal the annual amounts due to rounding or the averaging effect of the number of shares outstanding throughout each respective year.

**
The earnings per share computations for the fourth quarter of 2010 were impacted by $(0.09) per share from the accounting treatment of dividends declared during the quarter which exceeded net income. Under GAAP, the excess of dividends declared over net income is allocated entirely to common shares outstanding resulting in basic and diluted earnings per share of $(0.01).

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.

        Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Management's annual report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related attestation report of our independent registered public accounting firm are contained in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B.    Other Information

  LTIP Award Payments

        On February 25, 2010, the compensation committee (the "Compensation Committee") of the Company's board of directors approved the award, under the Company's long term incentive plan (the "LTIP"), of Performance Units (each, an "LTIP Award") to each of John G. Duffy, Chairman and Chief Executive Officer, Andrew M. Senchak, Vice Chairman and President, and Thomas B. Michaud, Vice Chairman and Chief Operating Officer. The terms of each LTIP Award were set forth in a related award letter entered into by and between KBW, Inc. and each award recipient.

        Each of these LTIP Awards established performance cycles and amounts payable based on the achievement of certain levels of cumulative growth in adjusted earnings per share ("Cumulative Adjusted EPS") during the performance cycle. A description of the LTIP Awards, including the Cumulative Adjusted EPS-based performance targets, the corresponding payout amounts and the applicable performance cycles, were previously reported by the Company in Item 9B of its annual report on Form 10-K for the year ended December 31, 2009 that was filed with the Securities and Exchange Commission.

        On February 22, 2011, the Compensation Committee determined that the Cumulative Adjusted EPS achieved during the 2010 one-year performance cycle exceeded the maximum level established in connection with the LTIP Award. As a result, each of the award recipients are entitled to an award that is equal to 200% of the award amount payable upon achievement of the "target" Cumulative Adjusted EPS. Accordingly, each of Messrs. Duffy, Senchak and Michaud is entitled, upon the filing of this annual report on Form 10-K for the year ended December 31, 2010, to a payment of $666,667.

  Clarification of Award Agreements with Named Executive Officers

        Also on February 22, 2011, the Compensation Committee adopted a resolution conforming the definition of the term "Retirement" for purposes of the Restricted Stock Award Agreements, dated February 5, 2010, that were entered into by and between the Company and each of the named executive officers of the Company (together, the "Named Executive Officers"). Such award agreements were entered into in connection with restricted stock awards granted as a component of the Named Executive Officers' total 2009 year-end bonus compensation.

        As a result of the resolution, the term "Retirement" now refers to the termination of an employee that is at least 60 years old or that has worked for the Company for an amount of time such that his or her age plus the number of years as an employee is at least 65, and that has also entered into a two year non-competition/non-solicitation agreement with the Company. The clarification ensures that the definition of such term is consistent with the definition used in the award agreements entered into by and between the Company and other employee-recipients of 2009 year-end stock awards in February 2010.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Form 10-K:

1.
Consolidated Financial Statements

        The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 54 through 83 herein.

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

Date: February 25, 2011

KBW, INC.
By:	/s/ JOHN G. DUFFY
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 25, 2011

Signature	Title

/s/ JOHN G. DUFFY John G. Duffy	Director, Chairman and Chief Executive Officer (principal executive officer)
/s/ ROBERT GIAMBRONE Robert Giambrone	Chief Financial Officer (principal financial and accounting officer)
/s/ ANDREW M. SENCHAK Andrew M. Senchak	Director
/s/ THOMAS B. MICHAUD Thomas B. Michaud	Director
/s/ DANIEL M. HEALY Daniel M. Healy	Director
/s/ CHRISTOPHER M. CONDRON Christopher M. Condron	Director
/s/ JAMES K.SCHMIDT James K. Schmidt	Director
/s/ MICHAEL J. ZIMMERMAN Michael J. Zimmerman	Director

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation of KBW, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2007 filed on November 13, 2007).

3.2		Second Amended and Restated Bylaws of KBW, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed October 22, 2008).

4.1		Specimen Common Stock Certificate of KBW, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

4.2		Second Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.1	†	KBW, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.2		Fully Disclosed Clearing Agreement, dated as of October 22, 1992, between Pershing LLC and Keefe, Bruyette & Woods, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.3		Agreement of Lease, dated November 12, 2002, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.4		First Amendment to Lease, dated September 6, 2003, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.5		Second Amendment to Lease, dated September 6, 2004, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.6		Sublease between Keefe, Bruyette & Woods, Inc. and National Financial Partners Corp., dated as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on September 7, 2007).

10.7	†	KBW, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.8	†	KBW, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed June 9, 2008).

10.9	†	Form of Restricted Stock Award Agreement for February 2009 awards to employees under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).

10.10	†	KBW, Inc. 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on June 10, 2009).

10.11	†	Form of Restricted Stock Award Agreement for February 2010 awards to Messrs. Duffy, Michaud, Senchak, Kleinman and Giambrone (the "Named Executive Officers") under the 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.12	†	Form of Restricted Stock Award Agreement for February 2010 awards to employees other than the Named Executive Officers under the 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2009, filed on February 26, 2010).

10.13	†	Form of Restricted Stock Award Agreement for February 2011 awards to the Named Executive Officers under the 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 8, 2011).

10.14	*†	Form of Restricted Stock Award Agreement for February 2011 awards to employees other than the Named Executive Officers under the 2009 Incentive Compensation Plan.

10.15	†	Long Term Incentive Plan ("LTIP") under the KBW, Inc. 2009 Incentive Compensation Plan, effective as of February 25, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2009, filed on February 26, 2010).

10.16	†	Form of LTIP Award Letter by and between KBW, Inc. and each of Messrs. Duffy, Senchak and Michaud, dated as of February 25, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2009, filed on February 26, 2010).

10.17	†	Employment Agreement by and between John G. Duffy and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.18	†	Employment Agreement by and between Thomas B. Michaud and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.19	†	Employment Agreement by and between Andrew M. Senchak and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.20	†	Amended and Restated Change of Control Agreement by and between Robert Giambrone and KBW, Inc., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).

10.21	*†	Amendment, dated December 31, 2010, to Amended and Restated Change of Control Agreement entered into by and between Robert Giambrone and KBW, Inc. on December 31, 2008.

10.22	†	Letter Notice by and between Robert Giambrone and KBW, Inc., dated as of November 1, 2010, pertaining to Amended and Restated Change of Control Agreement entered into by and between such parties on December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2010, filed on November 5, 2010).

10.23	†	Amended and Restated Change of Control Agreement by and between Mitchell B. Kleinman and KBW, Inc., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).

10.24	*†	Amendment, dated December 31, 2010, to Amended and Restated Change of Control Agreement entered into by and between Mitchell B. Kleinman and KBW, Inc. on December 31, 2008.

10.25	†	Letter Notice by and between Mitchell B. Kleinman and KBW, Inc., dated as of November 1, 2010, pertaining to Amended and Restated Change of Control Agreement entered into by and between such parties on December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2010, filed on November 5, 2010).

11		Statement regarding computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 14 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section(b)(11) of Item 601 of Regulation S-K).

21.1	*	List of Subsidiaries of KBW, Inc.

23.1	*	Consent of KPMG LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1		Interactive Data

†
Indicates a management contract or compensatory arrangement

*
Filed herewith