Form 10-Q
period 2011-03-31
KBW, INC.
filed 2011-05-06
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 29, 2011 was 36,129,385,which number includes 4,161,780 shares representing unvested restricted stock awards and excludes 907,558 shares underlying vested restricted stock units.

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31,
	2011	December 31,
	(unaudited)	2010
ASSETS
Cash and cash equivalents	$125,396	$162,272
Financial instruments owned, at fair value:
Equities	182,911	114,612
Corporate and other debt	73,829	93,599
Mortgage and other asset-backed securities	127,826	43,232
U.S. Government and agency securities	9,025	369
Other investments	58,942	51,336
Total financial instruments owned, at fair value:	452,533	303,148
Receivables from clearing brokers	3,475	138,212
Accounts receivable	24,955	26,691
Fixed assets, at cost, less accumulated depreciation and amortization of $32,084 in 2011 and $30,663 in 2010	17,299	17,383
Other assets	54,909	51,951
Total assets	$678,567	$699,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$102,475	$75,470
Corporate debt	16,148	5,414
U.S. Government and agency securities	60,913	12,957
Total financial instruments sold, not yet purchased, at fair value:	179,536	93,841
Accrued compensation and benefits	10,771	116,589
Income taxes payable	8,179	9,161
Payable to clearing brokers	2,940	457
Accounts payable, accrued expenses and other liabilities	22,892	21,492
Total liabilities	224,318	241,540

Stockholders’ equity:
Preferred stock	—	—
Common stock	321	317
Paid-in capital	176,335	183,975
Retained earnings	288,457	285,677
Notes receivable from stockholders	—	(100)
Accumulated other comprehensive loss	(10,864)	(11,752)
Total stockholders’ equity	454,249	458,117
Total liabilities and stockholders’ equity	$678,567	$699,657

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Investment banking	$37,648	$69,962
Commissions	34,429	35,404
Principal transactions, net	17,340	19,047
Interest and dividend income	3,204	2,884
Investment advisory fees	284	294
Other	2,278	5,719
Total revenues	95,183	133,310

Expenses:
Compensation and benefits	56,634	81,878
Occupancy and equipment	5,659	5,612
Communications and data processing	8,695	7,656
Brokerage and clearance	4,916	5,086
Business development	4,624	3,460
Professional services	3,702	7,061
Interest	309	258
Other	2,852	1,989
Total expenses	87,391	113,000
Income before income taxes	7,792	20,310
Income tax expense	3,151	8,689
Net income	$4,641	$11,621

Earnings per common share:
Basic	$0.13	$0.32
Diluted	$0.13	$0.32

Dividends declared per common share	$0.05	$—

Weighted average number of common shares outstanding:
Basic	33,122,382	32,240,838
Diluted	33,122,382	32,240,838

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

(unaudited)

(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	(Loss) / Income	Equity
Balance at December 31, 2010	$—	$317	$183,975	$285,677	$(100)	$(11,752)	$458,117
Net income	—	—	—	4,641	—	—	4,641
Other comprehensive income, currency translation adjustment	—	—	—	—	—	888	888
Total comprehensive income							5,529
Dividends on common stock	—	—	—	(1,861)	—	—	(1,861)
Amortization of stock-based compensation	—	—	19,423	—	—	—	19,423
Cancellation of 648,055 shares of restricted stock in satisfaction of withholding tax requirements	—	(6)	(17,701)	—	—	—	(17,707)
Cancellation of 505,700 shares of common stock related to the stock repurchase program	—	(5)	(12,936)	—	—	—	(12,941)
Issuance of 1,531,910 shares of common stock	—	15	33,742	—	—	—	33,757
Restricted stock units converted	—	—	(720)	—	—	—	(720)
Stock-based awards vested	—	—	(32,986)	—	—	—	(32,986)
Excess net tax benefit related to stock-based awards	—	—	3,538	—	—	—	3,538
Repayment of notes receivable from stockholders	—	—	—	—	100	—	100
Balance at March 31, 2011	$—	$321	$176,335	$288,457	$—	$(10,864)	$454,249

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
March 31, 2011	$0.01	10,000,000	—	—
December 31, 2010	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued*	Outstanding*
March 31, 2011	$0.01	140,000,000	32,080,137	32,080,137
December 31, 2010	$0.01	140,000,000	31,701,982	31,701,982

(*) These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,641	$11,621
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of stock-based compensation	19,423	14,294
Depreciation and amortization	1,409	1,269
Deferred income tax expense	4,386	3,064
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(149,067)	(60,700)
Receivables from clearing brokers	134,794	78,641
Accounts receivable	1,886	(11,066)
Other assets	(7,262)	(2,733)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	85,626	19,396
Accrued compensation and benefits	(106,155)	(72,870)
Payable to clearing brokers	2,471	—
Accounts payable, accrued expenses and other liabilities	1,429	1,710
Income taxes payable	(975)	3,477
Net cash used in operating activities	(7,394)	(13,897)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(1,347)	(1,115)
Net cash used in investing activities	(1,347)	(1,115)
Cash flows from financing activities:
Cash dividends paid	(1,861)	—
Issuance of shares of common stock	51	59
Cancellation of restricted stock in satisfaction of withholding tax requirements	(17,707)	(11,584)
Cancellation of shares of common stock related to the stock repurchase program	(12,941)	—
Excess net tax benefit related to stock-based awards	3,538	1,612
Repayment of notes receivable from stockholders	100	489
Net cash used in financing activities	(28,820)	(9,424)
Currency adjustment:
Effect of exchange rate changes on cash	685	(1,524)
Net decrease in cash and cash equivalents	(36,876)	(25,960)
Cash and cash equivalents at the beginning of the period	162,272	203,180
Cash and cash equivalents at the end of the period	$125,396	$177,220

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$813	$906
Interest	$374	$224

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

(2)              Summary of Significant Accounting Policies

(a)               Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.

The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority of the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at March 31, 2011 and December 31, 2010.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights.  There were no limited partnership interests that required consolidation at March 31, 2011 and December 31, 2010.

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

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Such election must be applied to the entire instrument and not only a portion of the instrument.  The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value by the Company prior to the fair value option election in accordance with ASC 940, Financial Services — Broker and Dealers. Generally, the fair values of these financial instruments have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices.  ASC 820 permits, as a practical expedient, the use of the net asset value per share, or its equivalent, of an entity to estimate its fair value. The Company’s partnership interests are recorded at fair value, determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions, and changes in market conditions up to the reporting date.

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

There were no resale or repurchase agreements outstanding as of March 31, 2011.

(f)                  Receivables From and Payable To Clearing Brokers

Receivables from and payable to clearing brokers include the net proceeds from securities sold, including financial instruments sold not yet purchased, commissions related to securities transactions, margin loans and related interest and deposits with clearing brokers. Proceeds related to financial instruments sold, not yet purchased may be restricted until the securities are purchased.  Balances are presented net when the right of set-off exists.

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

(i)                  Stock-Based Compensation

Stock-based compensation is measured at fair value on the date of grant and amortized to compensation expense over the requisite service period, net of estimated forfeitures. Compensation expense for awards with performance conditions is recognized over the requisite service period based on the probable outcome of the performance condition at each reporting date.  At the end of the performance period, the total compensation cost recognized will be the grant-date fair value of all units that actually vest based on the outcome of the performance conditions.  Stock-based awards that do not require future service (i.e., vested awards and certain awards granted to retirement eligible employees) are expensed immediately on the date of grant.  Withholding tax obligations may be satisfied by the repurchase of shares by the Company.  Such shares are cancelled upon repurchase.

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

(k)               Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income applicable to common shareholders, which represents net income reduced by the allocation of earnings to participating securities, by the weighted average number of common shares.  Losses are not allocated to participating securities.  The weighted average number of common shares outstanding includes restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock.  Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to potentially dilutive common shares related to Company stock compensation plans.

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

The Company has granted performance equity awards (“Performance Awards”) that vest and convert to shares of common stock only if the Company achieves predetermined performance goals.  Since the issuance of the shares is contingent upon the satisfaction of certain conditions, the Performance Awards are included in diluted EPS based on the number of shares (if any) that would be issuable if the end of the reporting period were the end of the contingency period.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(l)                  Foreign Currency Translation

The Company translates the statements of financial condition of the Company’s foreign subsidiaries at the exchange rates in effect as of the end of each reporting period.  The consolidated statements of operations are translated at the average rates of exchange during the period. The resulting translation adjustments of the Company’s foreign subsidiaries are recorded directly to accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity and comprehensive income.  Gains or losses resulting from foreign currency transactions are included in net income.

(m)            Reclassifications

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock.  This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three months ended March 31, 2011.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches.   The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations (“CDOs”) primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock, convertible debt, residential and commercial mortgage-backed securities and asset-backed securities.  There were no transfers in or out of Level 2 during the three months ended March 31, 2011.

Fair value of corporate debt, certain convertible preferred stock, convertible debt, residential and commercial mortgage-backed securities and asset-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

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

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent) as of March 31, 2011:

Type of Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Long/short hedge funds (a)	$20,655	$—	Monthly	30 Days
Public/private equity funds (b)	38,287	14,497	n/a	n/a
	$58,942	$14,497

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

Assets at Fair Value as of March 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$160,127	$18	$16,826	$176,971
Corporate and other debt:
Corporate debt	1,015	57,021	—	58,036
CDOs	—	5,589	1	5,590
Other debt obligations(1)	—	—	10,203	10,203
Total corporate and other debt	1,015	62,610	10,204	73,829
Mortgage and other asset-backed securities:
Agency residential mortgage-backed securities	—	87,415	—	87,415
Non-agency residential mortgage-backed securities	—	20,381	—	20,381
Commercial mortgage-backed securities	—	18,504	—	18,504
Asset-backed securities	—	1,526	—	1,526
Total mortgage and other asset-backed securities	—	127,826	—	127,826
U.S. Government and agency securities	9,025	—	—	9,025
Other investments(2)	—	—	58,942	58,942
Total non-derivative trading assets	170,167	190,454	85,972	446,593
Equity options/warrants	5,940	—	—	5,940
Total financial instruments owned	$176,107	$190,454	$85,972	$452,533

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of March 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$100,732	$—	$—	$100,732
Corporate debt	—	16,148	—	16,148
U.S. Government and agency securities	60,913	—	—	60,913
Total non-derivative trading liabilities	161,645	16,148	—	177,793
Equity options/warrants	1,743	—	—	1,743
Total financial instruments sold, not yet purchased	$163,388	$16,148	$—	$179,536

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Assets at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$95,821	$18	$16,654	$112,493
Corporate and other debt:
Corporate debt	2,236	74,246	—	76,482
CDOs	—	5,310	1	5,311
Other debt obligations(1)	—	—	11,806	11,806
Total corporate and other debt	2,236	79,556	11,807	93,599
Mortgage and other asset-backed securities:
Agency residential mortgage-backed securities	—	40,160	—	40,160
Non-agency residential mortgage-backed securities	—	3,072	—	3,072
Total mortgage and other asset-backed securities	—	43,232	—	43,232
U.S. Government and agency securities	369	—	—	369
Other investments(2)	—	—	51,336	51,336
Total non-derivative trading assets	98,426	122,806	79,797	301,029
Equity options/warrants	2,119	—	—	2,119
Total financial instruments owned	$100,545	$122,806	$79,797	$303,148

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$74,584	$—	$—	$74,584
Corporate debt	—	5,414	—	5,414
U.S. Government and agency securities	12,957	—	—	12,957
Total non-derivative trading liabilities	87,541	5,414	—	92,955
Equity options/warrants	886	—	—	886
Total financial instruments sold, not yet purchased	$88,427	$5,414	$—	$93,841

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

Level 3 Financial Assets

Three Months Ended March 31, 2011	Balance as of December 31, 2010	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out) of Level 3	Balance as of March 31, 2011	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,654	$172	$—	$—	$—	$16,826	$172
Corporate and other debt:
CDOs	1	30	—	(30)	—	1	—
Other debt obligations	11,806	460	—	(2,063)	—	10,203	235
Total corporate and other debt	11,807	490	—	(2,093)	—	10,204	235
Other investments	51,336	902	7,408	(704)	—	58,942	562
Total Level 3 financial assets	$79,797	$1,564	$7,408	$(2,797)	$—	$85,972	$969

Three Months Ended March 31, 2010	Balance as of December 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of March 31, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,873	$27	$7,365	$—	$23,265	$27
Corporate and other debt:
Corporate debt	10,000	(349)	—	—	9,651	(349)
CDOs	1	—	—	—	1	—
Other debt obligations	12,347	(452)	—	—	11,895	(452)
Total corporate and other debt	22,348	(801)	—	—	21,547	(801)
Other investments	41,917	1,828	1,347	—	45,092	1,828
Total Level 3 financial assets	$80,138	$1,054	$8,712	$—	$89,904	$1,054

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 financial assets and were reported in principal transactions, net in the accompanying consolidated statements of operations. Additionally, the change in the unrealized gains and losses may be offset by realized gains and losses during the period.

The Company adopted Accounting Standards Update No. 2010-06 related to disclosure requirements on the activity in Level 3 fair value instruments, which required separate presentation of purchases and sales of Level 3 financial assets beginning in the quarter ended March 31, 2011.  Purchases/(sales/other settlements) represent the net amount of purchases, sales and other settlements of Level 3 financial assets during the period in 2010. The amounts were recorded on the transaction dates at the transaction amounts.

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

(4)              Short-Term Borrowings

From time to time, the Company obtains secured short-term borrowings primarily through bank loans.  There were no short-term borrowing obligations outstanding during the three month period ended March 31, 2011.

(5)              Commitments and Contingencies

(a)               Leases

As of March 31, 2011, there were no significant changes in the Company’s lease agreements since December 31, 2010.

(b)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At March 31, 2011, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5,629; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  On October 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  On December 20, 2010, the Court granted a joint motion by Keefe and the Trustee to stay the case for ninety days.  On March 15, 2011, the Court granted a joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through June 13, 2011.

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

(c)                Investment Commitments

As of March 31, 2011, the Company had approximately $14,497, including $8,691 to affiliated funds, in outstanding commitments for additional funding to limited partnership investments.

(d)               Underwriting Commitments

In connection with investment banking activities, the Company may from time to time enter into underwriting commitments.  As of March 31, 2011, the Company had approximately $141,600 of open underwriting commitments, which are expected to settle within three months.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
March 31, 2011:
Purchased options/warrants	$89,457	$6,465	$5,940
Written options	$17,854	$829	$1,743
Short futures contracts	$8,704	$—	$—
Long agency mortgage-backed TBA securities	$2,440	$—	$—
Short agency mortgage-backed TBA securities	$36,300	$(18)	$(19)

December 31, 2010:
Purchased options/warrants	$27,055	$5,336	$2,119
Written options	$8,015	$1,756	$886
Short futures contracts	$5,181	$—	$—
Short agency mortgage-backed TBA securities	$31,000	$(19)	$(185)

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Type of Instrument	2011	2010
Equities	$5,400	$5,051
Corporate and other debt	5,962	8,831
Mortgage and other asset-backed securities	5,076	3,337
Other investments	902	1,828
Total	$17,340	$19,047

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

(8)              Stockholders’ Equity

Dividends Declared on Common Stock

During the three months ended March 31, 2011, the Company’s board of directors declared and the Company paid dividends of $0.05 per share totaling $1,872.

Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  During the three months ended March 31, 2011, the Company repurchased and retired 505,700 shares of the Company’s common stock at an average price of $25.59 per share for an aggregate purchase price of $12,941.

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

Notes Receivable from Stockholders

Notes receivable from stockholders represented full recourse notes issued to employees for the purchase of stock acquired pursuant to the Company’s terminated book value stock purchase plan. The loans were fully paid in the first quarter of 2011.

(9)             Stock-Based and Other Incentive Compensation

At March 31, 2011, the Company had one effective incentive compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  The Plan permits the Company to issue shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance unit awards and performance share awards, as well as grant cash-based awards and other awards to directors, officers, employees and consultants.

Restricted Stock Awards

As part of the 2010 year-end performance award process the Company granted 2,147,042 RSAs under the Plan to certain employees in February 2011 (“2010 Bonus Awards”). The aggregate fair value of the RSAs granted in connection with the 2010 Bonus Awards in February 2011 was $59,001.  This value was based upon the grant date share price of $27.48.  RSAs are actual shares of common stock issued to the participant that are restricted.  The stock granted in connection with the 2010 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are eligible to receive dividends but are subject to forfeiture upon termination of employment.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

For 2010 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2010 Bonus Awards, the Company recognizes compensation expense ratably from the grant date to the retirement eligibility date. The Company recorded accelerated non-cash incremental compensation expense of $10,134 in the first quarter of 2011 related to 2010 Bonus Awards granted to retirement-eligible employees.

Long Term Incentive Program

In February 2010, the Company approved awards under a Long Term Incentive Plan (“LTIP”) under the Plan to three members of senior management.  The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable in cash based on the Company’s achievement of certain levels of cumulative growth in adjusted earnings per share during each performance cycle.

Performance Equity Awards

In March 2011, the Company granted Performance Awards to three members of senior management.  The Performance Awards provide for the issuance of up to 120,240 shares of Common Stock contingent upon achievement of a target level of “Return on KBW Average Equity” as defined in the Performance Awards.  The grant date share price was $24.93.  The three year performance period began on January 1, 2011 and ends on December 31, 2013. The range of possible Performance Awards vesting is between 0% and 200% of the target, so that the minimum number of shares that may be awarded is zero and the maximum number is 240,480.  In addition, these Performance Awards contain “clawback” provisions that provide for repayment of all or a portion of shares issued in the event of certain accounting restatements, thereby creating at-risk performance units for these executives.  Unvested Performance Awards are subject to forfeiture upon termination of employment.  Under the Performance Award agreements, in the event of (i) termination by us without “cause,” (ii) termination by the employee for “good reason” or (iii) the employee’s death, “disability,” or “retirement,” (as each such term is defined in the Plan) during any performance cycle or period, such employee will be entitled to payment of a pro-rata portion (based on the portion of such performance cycle or period that he was actively employed by us) of his award with respect to such performance cycle or period, provided that the performance goals with respect to such performance cycle or period are achieved.  In the event of a change in control, as defined in the Plan, the target performance goals applicable to any outstanding Performance Awards shall be deemed to have been attained in full (unless actual performance exceeds the target performance goal, in which case actual performance shall be used) and all of the applicable shares will be deemed vested and subject to payment as provided in the Plan.

(10)        Transactions with Affiliated Funds

The Company has formed nonconsolidated investment funds, KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd. and KBW Capital Partners I, L.P., with third-party investors. The Company generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, incentive fees. These fees amounted to $237 and $294 for the periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010,  the fees receivable from these funds were $56 and $76, respectively. Additionally, the Company may invest alongside the third-party investors in certain funds. The aggregate carrying value of the Company’s interests in these funds was $25,013 and $17,903 as of March 31, 2011 and 2010,  respectively. The Company elected to apply the fair value option to these investments in affiliated funds.  Net realized and unrealized gains on investments in affiliated funds were $632 and $1,059 for the three months ended March 31, 2011 and 2010, respectively. See Note 5 for the Company’s commitments related to affiliated funds.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(11)       Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended March 31,
	2011	2010
Net income	$4,641	$11,621
Less: Dividends and allocation of undistributed earnings to participating securities(1)	477	1,258
Net income applicable to common shareholders	$4,164	$10,363

Weighted average number of common shares outstanding(1)(2):
Basic	33,122,382	32,240,838
Effect of dilutive securities - performance equity awards	—	—
Diluted	33,122,382	32,240,838
Earnings per common share:
Basic	$0.13	$0.32
Diluted	$0.13	$0.32

(1)     Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 3,768,302, and 3,914,573 for the three months ended March 31, 2011 and 2010, respectively.  Dividends declared on participating securities amounted to $193, net of estimated forfeitures, for the three months ended March 31, 2011.  No dividends were declared for the three months ended March 31, 2010.

(2)     Basic and diluted common shares outstanding were equal for the periods presented under the two-class method.

(12)       Income Taxes

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  In addition, the following information required by ASC 740 is provided:

•                  The Company’s gross unrecognized tax benefits, excluding interest and penalties, has not changed significantly since December 31, 2010.

•                  The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense.  This amount has not changed significantly since December 31, 2010.

•                  The Company and its subsidiaries file consolidated federal and various state, local and foreign tax returns.  The federal income tax returns have been audited and/or closed through 2005.  Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2005 tax year.  The settlement of any outstanding audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(14)       Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,488 as of March 31, 2011. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

March 31, 2011
Net Capital	$96,817
Excess	$94,329

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of March 31, 2011, KBWL was in compliance with its local capital adequacy requirements.  At March 31, 2011, KBWL’s capital resources of approximately $35,852 exceeded the capital resources requirement by approximately $23,164.

(15)       Subsequent Events

Declaration of Quarterly Dividend

On April 27, 2011, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on June 15, 2011 to shareholders of record on June 3, 2011.

Stock Repurchase Program

From April 1, 2011 through May 5, 2011, the Company repurchased and retired 295,200 shares of the Company’s common stock at an average price of $23.21 for an aggregate purchase price of $6,853.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Statements

We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Most revenues with respect to our services provided are primarily determined as a result of active competition in the marketplace. Our revenues are primarily generated through advisory, underwriting and private placement fees earned through our investment banking activities, commissions earned on equity sales and trading activities, including fixed income, interest and dividends earned on our securities’ inventories and profit and losses from trading activities related to the securities’ inventories.

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

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Overview

We recorded net income of $4.6 million, or $0.13 per diluted share, for the three months ended March 31, 2011 compared with $11.6 million, or $0.32 per diluted share for the three months ended March 31, 2010.  After adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, our non-GAAP operating net income was $13.1 million, or $0.36 per diluted share for the three months ended March 31, 2010.  See “—2010 Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Total revenues were $95.2 million for the three months ended March 31, 2011 compared with $133.3 million for the same period in 2010, a decrease of $38.1 million, or 28.6%.  This decrease was primarily due to lower investment banking revenues of $37.6 million for the three months ended March 31, 2011, a decrease of $32.3 million compared with the three months ended March 31, 2010.

Total expenses were $87.4 million for the three months ended March 31, 2011 compared with $113.0 million for the same period in 2010, a decrease of $25.6 million, or 22.7%.  This decrease was due to lower compensation and benefits expense and non-compensation expenses of $25.2 million and $0.4 million, respectively.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2011	2010	$ Change	% Change
Revenues:
Investment banking	$37,648	$69,962	$(32,314)	(46.2)%
Commissions	34,429	35,404	(975)	(2.8)
Principal transactions, net	17,340	19,047	(1,707)	(9.0)
Interest and dividend income	3,204	2,884	320	11.1
Investment advisory fees	284	294	(10)	(3.4)
Other	2,278	5,719	(3,441)	(60.2)
Total revenues	95,183	133,310	(38,127)	(28.6)

Expenses:
Compensation and benefits	56,634	81,878	(25,244)	(30.8)
Non-compensation expenses:
Occupancy and equipment	5,659	5,612	47	0.8
Communications and data processing	8,695	7,656	1,039	13.6
Brokerage and clearance	4,916	5,086	(170)	(3.3)
Business development	4,624	3,460	1,164	33.6
Professional services	3,702	7,061	(3,359)	(47.6)
Interest	309	258	51	19.8
Other	2,852	1,989	863	43.4
Non-compensation expenses	30,757	31,122	(365)	(1.2)
Total expenses	87,391	113,000	(25,609)	(22.7)
Income before income taxes	7,792	20,310	(12,518)	(61.6)
Income tax expense	3,151	8,689	(5,538)	(63.7)
Net income	$4,641	$11,621	$(6,980)	(60.1)%

2010 Non-GAAP Financial Measures

Results for the three months ended March 31, 2011 were not reported on a non-GAAP basis, as all IPO restricted stock awards fully vested prior to that period.  We reported our compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis (“Non-GAAP Financial Measures”) for the three months ended March 31, 2010 in our April 29, 2010 press release. Each of the Non-GAAP Financial Measures exclude compensation expense related to the amortization of IPO restricted stock awards, which were granted in November 2006 and fully vested in November 2010. While we have granted restricted stock awards and other share-based compensation in connection with our regular compensation of employees and new hires, we do not expect to make any such substantial grants to employees as we did when we granted IPO restricted stock awards.

Our management has utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results. Specifically, our management believes that these Non-GAAP Financial Measures provide useful information by excluding the amortization expense of the IPO awards, which may not be indicative of our core operating results and business outlook. Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior and future periods. Such periods did not and likely will not include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards.  Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

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

The following table provides GAAP measures of compensation and benefits expense, compensation ratio, net income and diluted earnings per share for the three months ended March 31, 2010 and details with respect to reconciling the aforementioned line items on a non-GAAP basis for the three months ended March 31, 2010:

Three Months Ended March 31, 2010
(dollars in thousands, except per share information)
Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$81,878
Adjustment to exclude amortization expense of the IPO awards (a)	(2,558)
Non-GAAP operating compensation and benefits expense (b)	$79,320

Compensation ratio (c):
Compensation ratio - GAAP basis	61.4%
Non-GAAP operating compensation ratio (b)	59.5%

Net income:
Net income - GAAP basis	$11,621
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	1,464
Non-GAAP operating net income (b)	$13,085

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.32
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	0.04
Non-GAAP operating diluted earnings per share (b)	$0.36

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

Revenues

Investment Banking

Investment banking revenue was $ 37.6 million for the three months ended March 31, 2011 compared with $70.0 million for the same period in 2010, a decrease of $32.3 million, or 46.2%.  Capital markets revenue was $28.2 million for the three months ended March 31, 2011 compared with a quarterly record of $53.6 million for the same period in 2010, a decrease of $25.4 million, primarily due to a lower number of U.S. equity capital market transactions in 2011 compared with the first quarter of 2010.  M&A and advisory revenue was $9.5 million for the three months ended March 31, 2011 compared with $16.4 million for the same period in 2010, a decrease of $6.9 million.  This decrease was primarily due to a lower number of M&A and advisory engagements completed in 2011.

Commissions

Commissions revenue was $34.4 million for the three months ended March 31, 2011 compared with $35.4 million for the same period in 2010, a decrease of $1.0 million, or 2.8%, reflecting lower trading volumes. U.S. equity commissions were $23.8 million for the three months ended March 31, 2011 compared with $25.0 million for the same 2010 period, a decrease of $1.2 million, or 4.8%.  Non-U.S. equity commissions were $10.6 million for the three months ended March 31, 2011 compared with $10.4 million for the same period in 2010, an increase of $0.2 million, or 1.9%.

Principal Transactions, Net

Principal transactions, net resulted in revenue of $17.3 million for the three months ended March 31, 2011 compared with $19.0 million for the same period in 2010, a decrease of $1.7 million, or 9.0%.  The decrease was primarily due to lower trading gains in 2011.  Fixed income revenue was $12.3 million for the three months ended March 31, 2011 compared with $12.9 million for 2010, a decrease of $0.6 million, or 4.7%. Trading for our own account, including firm investments, resulted in a net gain of $5.5 million for the three months ended March 31, 2011 compared with $7.4 million for the same period in 2010.  Equity market making resulted in a net loss of $1.2 million for the three months ended March 31, 2011 compared with a net loss of $0.9 million for the same period in 2010.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in a net gain of $0.8 million for the three months ended March 31, 2011 compared with a net loss of $0.4 million for the same period in 2010.

Interest and Dividend Income

Interest and dividend income increased $0.3 million, or 11.1%, to $3.2 million for the three months ended March 31, 2011 compared with $2.9 million for the same period in 2010.  The increase was primarily due to higher average holdings of dividend bearing assets.

Other

Other revenues were $2.3 million for the three months ended March 31, 2011 compared with $5.7 million for the same period in 2010, a decrease of $3.4 million, or 60.2%.  The decrease was primarily due to lower fees earned by the loan portfolio sales group compared with the same period in 2010.

Expenses

Compensation and Benefits

Compensation and benefits expense was $56.6 million, a decrease of $25.2 million, or 30.8% for the three months ended March 31, 2011 compared with $81.9 million for the same period in 2010, reflecting lower revenues.  Compensation and benefits as a percentage of total revenue (“compensation ratio”) was 59.5% for the three months ended March 31, 2011 which was unchanged compared with a non-GAAP operating compensation ratio, after adjusting for expenses associated with the IPO restricted stock awards, of 59.5% for the same period in 2010. See “-2010 Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $8.7 million for the three months ended March 31, 2011 compared with $7.7 million for the same period in 2010, an increase of $1.0 million, or 13.6%.  The increase was primarily due to higher market data costs in 2011 compared with the same period in 2010.

Business Development

Business development expense was $4.6 million for the three months ended March 31, 2011 compared with $3.5 million for the same period in 2010, an increase of $1.2 million, or 33.6%.  The increase was primarily due to higher travel and entertainment expenses in 2011 compared with the same period in 2010.

Professional Services

Professional services expense was $3.7 million for the three months ended March 31, 2011 compared with $7.1 million for the same period in 2010, a decrease of $3.4 million, or 47.6%.  The decrease was primarily due to lower legal costs in 2011 compared with the same period in 2010.

Other

Other expenses were $2.9 million for the three months ended March 31, 2011 compared with $2.0 million for the same period in 2010, an increase of $0.9 million, or 43.4%.  The increase was due to higher foreign currency expense in 2011 compared with the same period in 2010.

Income Tax Expense

Income tax expense was $3.2 million for the three months ended March 31, 2011, which resulted in an effective tax rate of 40.4%, compared with $8.7 million for the same period in 2010, which resulted in an effective tax rate of 42.8%.

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

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily market and income approaches.  The valuation methodologies utilized are calibrated to observable market inputs. We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, certain convertible preferred stock, convertible debt, residential and commercial mortgage-backed securities and asset-backed securities.

Fair value of corporate debt, certain convertible preferred stock, convertible debt, residential and commercial mortgage-backed securities and asset-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

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

Our Level 3 assets were $86.0 million as of March 31, 2011, which represented approximately 12.7% of total assets and approximately 19.0% of total assets measured at fair value.

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

Contractual Obligations

As of March 31, 2011, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2010.  Investment commitments were $14.5 million, including $8.7 million to an affiliated fund, as of March 31, 2011.  Underwriting commitments were approximately $141.6 million as of March 31, 2011, which are expected to settle within three months.

Off-Balance Sheet Arrangements

In the normal course of our principal trading activities, we may enter into transactions in financial instruments with off-

balance-sheet risk. These financial instruments, such as options, warrants, futures contracts and mortgage-backed to-be-announced securities, contain off-balance-sheet risk inasmuch as ultimate settlement of these transactions may have market and/or credit risk in excess of amounts which are recognized in the consolidated financial statements. Transactions in listed options and warrants are conducted through regulated exchanges, which clear and guarantee performance of counterparties. As described in Item 3 — “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk,” through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of March 31, 2011, we had liquid assets of $128.9 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

Our dividend policy currently contemplates the payment of a quarterly cash dividend. On February 16, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of $1.9 million based on 37.4 million total shares outstanding on March 3, 2011, including shares underlying vested restricted stock units), which cash dividend was paid on March 15, 2011 to stockholders of record as of the close of business on March 3, 2011.  On April 27, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.9 million based on approximately 37.0 million total shares outstanding on April 29, 2011, including shares underlying vested restricted stock units), which cash dividend will be paid on June 15, 2011 to stockholders of record as of the close of business on June 3, 2011.

On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management.  During the three months ended March 31, 2011, we repurchased 505,700 shares of our common stock at an average price of $25.59 per share, for an aggregate purchase price of $12.9 million. We have $51.8 million remaining of total repurchase amount authorized under the program.

The dividend to be paid on June 15, 2011 and share repurchase are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources. Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid in capital.

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

At March 31, 2011, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $96.8 million, or $94.3 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $35.9 million exceeded the capital resources requirement by approximately $23.2 million at March 31, 2011.

Cash Flows

Three months ended March 31, 2011.  Cash decreased $36.9 million for the three months ended March 31, 2011, primarily due to cash flows used in financing and operating activities.

Net income, after adjusting for non-cash expense and revenue items of $25.2 million, provided cash of $29.9 million.  The non-cash items consisted of expenses of $19.4 million resulting from the amortization of stock based compensation expenses, $1.4 million related to depreciation and amortization expense and $4.4 million related to deferred income tax expense. Cash of $19.6 million was used as a result of an increase in operating assets, primarily attributable to increases related to financial instruments owned, at fair value of $149.1 million, partially offset by a $134.8 million decline in receivables from clearing brokers.  Cash of $17.6 million was used as a result of a decrease in operating liabilities, primarily attributable to a decrease in accrued compensation and benefits of $106.2 million, partially offset by an increase in financial instruments sold, not yet purchased, at fair value of $85.6 million.

We used $1.3 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $28.8 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements and the cancellation of shares of common stock related to the stock repurchase program.

Three months ended March 31, 2010.  Cash decreased $26.0 million during the three months ended March 31, 2010, primarily due to cash used from operating and financing activities of $13.9 million and $9.4 million, respectively.

Net income, after adjusting for non-cash expense and revenue items of $18.6 million, provided cash of $30.2 million.  The non-cash items consisted of expenses of $14.3 million resulting from the amortization of stock-based compensation, $3.1 million related to deferred income tax expense and $1.3 million related to depreciation and amortization. Cash of $4.1 million was provided as a result of a decrease in operating assets, primarily attributable to a decrease related receivables from clearing brokers of $78.6 million offset by increases in financial instruments owned, at fair value of $60.7 million and accounts receivable of $11.1 million.  Cash of $48.3 million was used as a result of an increase in operating liabilities, primarily attributable to a decrease in accrued compensation and benefits of $72.9 million, partially offset by a $19.4 million increase in financial instruments sold, not yet purchased, at fair value.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned, including the market value of listed options and warrants, for the three months ended March 31, 2011:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$184,100	$114,612	$145,498
Corporate and other debt	$100,504	$73,829	$89,503
U.S. Government and agency securities	$9,025	—	2,618
Mortgage and other asset-backed securities	$127,826	$4,369	$48,768
Other investments	$58,942	$51,336	$54,900
Short Value:
Equities	$102,475	$74,521	$83,558
Corporate and other debt	$16,148	$5,414	$10,711
U.S. Government and agency securities	$60,913	$5,531	$22,266

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions.

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4.9 million and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5.6 million; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130 million, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  On August 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  On December 20, 2010, the Court granted a joint motion by Keefe and the trustee to stay the case for ninety days.  On March 15, 2011, the Court granted a joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through June 13, 2011.

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

Item 1A.                          Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	—	$—	—	$64,703
February 1, 2011 to February 28, 2011	765,540	$27.12	177,400	$60,159
March 1, 2011 to March 31, 2011	388,215	$25.47	328,300	$51,762
TOTAL	1,153,755	$26.56	505,700

(1)

648,055 shares were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

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

Date: May 6, 2011

KBW, INC.

By:	/s/ JOHN G. DUFFY
	Name:	John G. Duffy
	Title:	Chairman and Chief Executive Officer

By:	/s/ ROBERT GIAMBRONE
	Name:	Robert Giambrone
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
10	.1†

Form of Performance Equity Award Agreement, dated March 21, 2011, by and between KBW, Inc. and each of Messrs. Duffy, Michaud and Senchak (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on March 24, 2011).

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

†Indicates a management contract or compensatory arrangement.