Form 10-Q
period 2011-06-30
KBW, INC.
filed 2011-08-05
CIK 1063494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 29, 2011 was 34,977,329,which number includes 4,007,254 shares representing unvested restricted stock awards and excludes 907,558 shares underlying vested restricted stock units.

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	June 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
Cash and cash equivalents	$114,234	$162,272
Financial instruments owned, at fair value:
Equities	208,068	114,612
Corporate and other debt	51,364	93,599
Mortgage and other asset-backed securities	24,065	43,232
U.S. Government and agency securities	2,383	369
Other investments	59,486	51,336
Total financial instruments owned, at fair value:	345,366	303,148
Receivables from clearing brokers	77,899	138,212
Accounts receivable	14,306	26,691
Fixed assets, at cost, less accumulated depreciation and amortization of $33,480 in 2011 and $30,663 in 2010	16,748	17,383
Other assets	57,290	51,951
Total assets	$625,843	$699,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$118,816	$75,470
Corporate debt	19,632	5,414
U.S. Government and agency securities	14,144	12,957
Total financial instruments sold, not yet purchased, at fair value:	152,592	93,841
Accrued compensation and benefits	11,151	116,589
Income taxes payable	7,610	9,161
Accounts payable, accrued expenses and other liabilities	20,437	21,949
Total liabilities	191,790	241,540

Stockholders’ equity:
Preferred stock	—	—
Common stock	310	317
Paid-in capital	162,162	183,975
Retained earnings	282,394	285,677
Notes receivable from stockholders	—	(100)
Accumulated other comprehensive loss	(10,813)	(11,752)
Total stockholders’ equity	434,053	458,117
Total liabilities and stockholders’ equity	$625,843	$699,657

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Investment banking	$15,204	$61,173	$52,852	$131,135
Commissions	32,190	36,098	66,619	71,502
Principal transactions, net	11,952	3,262	29,292	22,309
Interest and dividend income	3,151	3,670	6,355	6,554
Investment advisory fees	301	497	585	791
Other	1,234	1,106	3,512	6,825
Total revenues	64,032	105,806	159,215	239,116

Expenses:
Compensation and benefits	38,895	65,059	95,529	146,937
Occupancy and equipment	5,629	5,503	11,288	11,115
Communications and data processing	9,088	8,159	17,783	15,815
Brokerage and clearance	4,580	3,780	9,496	8,866
Business development	4,637	3,801	9,261	7,261
Professional services	4,636	2,152	8,338	9,213
Interest	356	267	665	525
Other	3,093	2,225	5,945	4,214
Total expenses	70,914	90,946	158,305	203,946
(Loss) / income before income taxes	(6,882)	14,860	910	35,170
Income tax (benefit) / expense	(2,634)	6,704	517	15,393
Net (loss) / income	$(4,248)	$8,156	$393	19,777

Earnings per common share:
Basic	$(0.14)	$0.22	$—	$0.54
Diluted	$(0.14)	$0.22	$—	$0.54

Dividends declared per common share	$0.05	$—	$0.10	$—

Weighted average number of common shares outstanding:
Basic	32,579,146	32,481,478	32,849,263	32,361,823
Diluted	32,579,146	32,481,478	32,849,263	32,361,823

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

(unaudited)

(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	(Loss) / Income	Equity
Balance at December 31, 2010	$—	$317	$183,975	$285,677	$(100)	$(11,752)	$458,117
Net income	—	—	—	393	—	—	393
Other comprehensive income, currency translation adjustment	—	—	—	—	—	939	939
Total comprehensive income							1,332
Dividends on common stock	—	—	—	(3,676)	—	—	(3,676)
Amortization of stock-based compensation	—	—	29,475	—	—	—	29,475
Cancellation of 667,898 shares of restricted stock in satisfaction of withholding tax requirements	—	(7)	(18,099)	—	—	—	(18,106)
Cancellation of 1,644,922 shares of common stock related to the stock repurchase program	—	(16)	(36,781)	—	—	—	(36,797)
Issuance of 1,580,913 shares of common stock	—	16	35,093	—	—	—	35,109
Restricted stock units converted	—	—	(720)	—	—	—	(720)
Stock-based awards vested	—	—	(34,287)	—	—	—	(34,287)
Excess net tax benefit related to stock-based awards	—	—	3,506	—	—	—	3,506
Repayment of notes receivable from stockholders	—	—	—	—	100	—	100
Balance at June 30, 2011	$—	$310	$162,162	$282,394	$—	$(10,813)	$434,053

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
June 30, 2011	$0.01	10,000,000	—	—
December 31, 2010	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued*	Outstanding*
June 30, 2011	$0.01	140,000,000	30,970,075	30,970,075
December 31, 2010	$0.01	140,000,000	31,701,982	31,701,982

(*) These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$393	$19,777
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Amortization of stock-based compensation	29,475	24,078
Depreciation and amortization	2,801	2,512
Deferred income tax expense / (benefit)	1,396	(391)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(41,905)	(99,361)
Receivables from clearing brokers	60,351	31,534
Accounts receivable	12,570	10,885
Other assets	(6,650)	(4,384)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	58,711	23,268
Accrued compensation and benefits	(105,893)	(41,069)
Accounts payable, accrued expenses and other liabilities	(1,473)	12,948
Income taxes payable	(1,547)	7,987
Net cash provided by / (used in) operating activities	8,229	(12,216)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(2,177)	(1,998)
Net cash used in investing activities	(2,177)	(1,998)
Cash flows from financing activities:
Cash dividends paid	(3,676)	—
Issuance of shares of common stock	102	109
Cancellation of restricted stock in satisfaction of withholding tax requirements	(18,106)	(11,861)
Cancellation of shares of common stock related to the stock repurchase program	(36,797)	—
Excess net tax benefit related to stock-based awards	3,506	1,585
Repayment of notes receivable from stockholders	100	509
Net cash used in financing activities	(54,871)	(9,658)
Currency adjustment:
Effect of exchange rate changes on cash	781	(2,053)
Net decrease in cash and cash equivalents	(48,038)	(25,925)
Cash and cash equivalents at the beginning of the period	162,272	203,180
Cash and cash equivalents at the end of the period	$114,234	$177,255

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,959	$8,427
Interest	$712	$434

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

The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority of the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at June 30, 2011 and December 31, 2010.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights.  There were no limited partnership interests that required consolidation at June 30, 2011 and December 31, 2010.

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

(e)                Receivables From and Payable To Clearing Brokers

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

(f)                  Fixed Assets

Furniture and other equipment, computer equipment and software are carried at cost and depreciated on a straight-line basis using estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the respective leases.

(g)               Revenue Recognition

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

(h)     Stock-Based Compensation

Stock-based compensation is measured at fair value on the date of grant and amortized to compensation expense over the requisite service period, net of estimated forfeitures. Compensation expense for awards with performance conditions is recognized over the requisite service period based on the probable outcome of the performance condition at each reporting date.  At the end of the performance period, the total compensation cost recognized will be the grant-date fair value of all units that actually vest based on the outcome of the performance conditions.  Stock-based awards that do not require future service (i.e. vested awards and certain awards granted to retirement eligible employees) are expensed immediately on the date of grant.  Withholding tax obligations may be satisfied

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

by the repurchase of shares by the Company.  Such shares are cancelled upon repurchase.

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

(j)                  Earnings Per Common Share (“EPS”)

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

(k)               Foreign Currency Translation

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

(l)                  Reclassifications

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock.  This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three and six months ended June 30, 2011.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches.   The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations (“CDOs”) primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock, convertible debt, residential and commercial mortgage-backed securities and asset-backed securities.  There were no transfers in or out of Level 2 during the three and six months ended June 30, 2011.

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

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent):

	As of June 30, 2011		As of December 31, 2010
Type of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Notice Period
Long/short hedge funds (a)	$21,567	$—	$14,197	$—	Monthly	30Days
Public/private equity funds (b)	37,919	14,291	37,139	15,975	n/a	n/a
	$59,486	$14,291	$51,336	$15,975

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Assets at Fair Value as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$186,653	$18	$17,953	$204,624
Corporate and other debt:
Corporate debt	587	39,443	—	40,030
CDOs	—	5,388	—	5,388
Other debt obligations(1)	—	—	5,946	5,946
Total corporate and other debt	587	44,831	5,946	51,364
Mortgage and other asset-backed securities:
Agency residential mortgage-backed securities	—	16,766	—	16,766
Commercial mortgage-backed securities	—	7,023	—	7,023
Asset-backed securities	—	276	—	276
Total mortgage and other asset-backed securities	—	24,065	—	24,065
U.S. Government and agency securities	2,383	—	—	2,383
Other investments(2)	—	—	59,486	59,486
Total non-derivative trading assets	189,623	68,914	83,385	341,922
Equity options/warrants	3,444	—	—	3,444
Total financial instruments owned	$193,067	$68,914	$83,385	$345,366

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$118,503	$—	$—	$118,503
Corporate debt	—	19,632	—	19,632
U.S. Government and agency securities	14,144	—	—	14,144
Total non-derivative trading liabilities	132,647	19,632	—	152,279
Equity options/warrants	313	—	—	313
Total financial instruments sold, not yet purchased	$132,960	$19,632	$—	$152,592

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010:

Level 3 Financial Assets

Three Months Ended June 30, 2011	Balance as of March 31, 2011	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out) of Level 3	Balance as of June 30, 2011	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,826	$1,069	$58	$—	$—	$17,953	$1,069
Corporate and other debt:
CDOs	1	—	—	(1)	—	—	—
Other debt obligations	10,203	1,002	—	(5,259)	—	5,946	(172)
Total corporate and other debt	10,204	1,002	—	(5,260)	—	5,946	(172)
Other investments	58,942	1,202	395	(1,053)	—	59,486	1,200
Total Level 3 financial assets	$85,972	$3,273	$453	$(6,313)	$—	$83,385	$2,097

Three Months Ended June 30, 2010	Balance as of March 31, 2010	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$23,265	$(525)	$(4,315)	$—	$18,425	$159
Corporate and other debt:
Corporate debt	9,651	(150)	—	—	9,501	(150)
CDOs	1	—	—	—	1	—
Other debt obligations	11,895	491	—	—	12,386	491
Total corporate and other debt	21,547	341	—	—	21,888	341
Other investments	45,092	791	2,059	—	47,942	778
Total Level 3 financial assets	$89,904	$607	$(2,256)	$—	$88,255	$1,278

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Six Months Ended June 30, 2011	Balance as of December 31, 2010	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out) of Level 3	Balance as of June 30, 2011	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,654	$1,241	$58	$—	$—	$17,953	$1,241
Corporate and other debt:
CDOs	1	29	—	(30)	—	—	—
Other debt obligations	11,806	1,462	—	(7,322)	—	5,946	63
Total corporate and other debt	11,807	1,491	—	(7,352)	—	5,946	63
Other investments	51,336	2,103	7,804	(1,757)	—	59,486	1,762
Total Level 3 financial assets	$79,797	$4,835	$7,862	$(9,109)	$—	$83,385	$3,066

Six Months Ended June 30, 2010	Balance as of December 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of June 30, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,873	$(498)	$3,050	$—	$18,425	$186
Corporate and other debt:
Corporate debt	10,000	(499)	—	—	9,501	(499)
CDOs	1	—	—	—	1	—
Other debt obligations	12,347	39	—	—	12,386	39
Total corporate and other debt	22,348	(460)	—	—	21,888	(460)
Other investments	41,917	2,619	3,406	—	47,942	2,606
Total Level 3 financial assets	$80,138	$1,661	$6,456	$—	$88,255	$2,332

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

(4)                          Short-Term Borrowings

From time to time, the Company obtains secured short-term borrowings primarily through bank loans.  There were no short-term borrowing obligations outstanding during the six month period ended June 30, 2011.

(5)                          Commitments and Contingencies

(a)               Leases

As of June 30, 2011, there were no significant changes in the Company’s lease agreements since December 31, 2010.

(b)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At June 30, 2011, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5,629; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  On October 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  On December 20, 2010, the Court granted a joint motion by Keefe and the Trustee to stay the case for ninety days.  On March 15, 2011, the Court granted a joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through June 13, 2011.  On June 15, 2011, the Court granted another joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through September 13, 2011.

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

(c)                Investment Commitments

As of June 30, 2011, the Company had approximately $14,291, including $8,680 to affiliated funds, in outstanding commitments for additional funding to limited partnership investments.

(d)               Underwriting Commitment

In connection with investment banking activities, the Company may from time to time enter into underwriting commitments.  As of June 30, 2011, the Company had an open underwriting commitment of approximately $136,900, which was subsequently settled in July 2011.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
June 30, 2011:
Purchased options/warrants	$67,214	$5,207	$3,444
Written options	$9,581	$527	$313
Short futures contracts	$9,810	$—	$—
Long agency mortgage-backed TBA securities	$810	$550	$891
Short agency mortgage-backed TBA securities	$15,225	$13,761	$15,960

December 31, 2010:
Purchased options/warrants	$27,055	$5,336	$2,119
Written options	$8,015	$1,756	$886
Short futures contracts	$5,181	$—	$—
Short agency mortgage-backed TBA securities	$31,000	$(19)	$(185)

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Instrument	2011	2010	2011	2010
Equities	$1,503	$(4,406)	$6,903	$645
Corporate and other debt	6,723	2,013	12,685	10,844
Mortgage and other asset-backed securities	2,525	4,864	7,601	8,201
Other investments	1,201	791	2,103	2,619
Total	$11,952	$3,262	$29,292	$22,309

The revenue related to the equities and mortgage and other asset-backed securities categories included realized and unrealized gains and losses on both derivative instruments and non-derivative instruments. Corporate and other debt and other investments included realized and unrealized gains and losses on non-derivative instruments.

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

(8)                         Stockholders’ Equity

Dividends Declared on Common Stock

During the six months ended June 30, 2011, the Company’s board of directors declared and the Company paid dividends of $0.10 per share totaling $3,698.

Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  During the six months ended June 30, 2011, the Company repurchased and retired 1,644,922 shares of the Company’s common stock at an average price of $22.37 per share, for an aggregate purchase price of $36,797.

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

(9)                          Stock-Based and Other Incentive Compensation

At June 30, 2011, the Company had one effective incentive compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  The Plan permits the Company to issue shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance unit awards and performance share awards, as well as grant cash-based awards and other awards to directors, officers, employees and consultants.

Restricted Stock Awards

As part of the 2010 year-end performance award process, the Company granted 2,147,042 RSAs under the Plan to certain employees in February 2011 (“2010 Bonus Awards”). The aggregate fair value of the RSAs granted in connection with the 2010 Bonus Awards on the grant date was $59,001.  This value was based upon the grant date share price of $27.48.  RSAs are actual shares of common stock issued to the recipient that are restricted.   The stock granted in connection with the 2010 Bonus Awards generally vests over a three year period. Vesting would accelerate on a change in control, death or permanent disability. Unvested RSAs are eligible to receive dividends but are subject to forfeiture upon termination of employment.

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

Long Term Incentive Program

In February 2010, the Company approved awards under a Long Term Incentive Plan (“LTIP”) to three members of senior management.  The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable in cash based on the Company’s achievement of certain levels of cumulative growth in adjusted earnings per share during each performance cycle.

Performance Equity Awards

In March 2011, the Company granted Performance Awards to three members of senior management.   The Performance Awards provide for the issuance of up to 120,240 shares of Common Stock to the recipients in the aggregate, contingent upon achievement of a target level of “Return on KBW Average Equity” as defined in the Performance Awards.  The share price on the Performance Awards grant date was $24.93.  The three year performance period began on January 1, 2011 and ends on December 31, 2013. The range of possible Performance Awards vesting is between 0% and 200% of the target, so that the minimum number of shares that may be awarded to the recipients in the aggregate is zero and the maximum number is 240,480.  In addition, these Performance Awards contain “clawback” provisions that provide for repayment of all or a portion of shares issued in the event of certain accounting restatements, thereby creating at-risk performance units for these executives.  Unvested Performance Awards are subject to forfeiture upon termination of employment.  Under the Performance Award agreements, in the event of (i) termination by us without “cause,” (ii) termination by the employee for “good reason” or (iii) the employee’s death, “disability,” or “retirement,” (as each such term is defined in the Plan) during any performance cycle or period, such employee will be entitled to payment of a pro-rata portion (based on the portion of such performance cycle or period that he was actively employed by us) of his award with respect to such performance cycle or period, provided that the performance goals with respect to such performance cycle or period are achieved.  In the event of a change in control, as defined in the Plan, the target performance goals applicable to any outstanding Performance Awards shall be deemed to have been attained in full (unless actual performance exceeds the target performance goal, in which case actual performance shall be used) and all of the applicable shares will be deemed vested and subject to payment as provided in the Plan.

(10)                   Transactions with Affiliated Funds

The Company has formed nonconsolidated investment funds, KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd. and KBW Capital Partners I, L.P., with third-party investors. The Company generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, incentive fees. These fees amounted to $539 and $716 for the six month periods ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, the fees receivable from these funds were $65 and $164, respectively. Additionally, the Company may invest alongside the third-party investors in certain funds. The aggregate carrying value of the Company’s interests in these funds was $26,035 and $19,075 as of June 30, 2011 and 2010, respectively. The Company elected to apply the fair value option to these investments in affiliated funds.  Net realized and unrealized gains on investments in affiliated funds were $1,643 and $1,445 for the six months ended June 30, 2011 and 2010, respectively. See Note 5 for the Company’s commitments related to affiliated funds.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(11)                   Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) / income	$(4,248)	$8,156	393	19,777
Less: Dividends and allocation of undistributed earnings to participating securities(1)	(197)	897	(390)	2,159
Net (loss) / income applicable to common shareholders	$(4,445)	$7,259	3	17,618

Weighted average number of common shares outstanding(1)(2):
Basic	32,579,146	32,481,478	32,849,263	32,361,823
Effect of dilutive securities - performance equity awards	—	—	—	—
Diluted	32,579,146	32,481,478	32,849,263	32,361,823
Earnings per common share:
Basic	$(0.14)	$0.22	—	0.54
Diluted	$(0.14)	$0.22	—	0.54

(1) Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 4,149,375 and 4,015,440 for the three months ended June 30, 2011 and 2010, respectively and 3,959,891 and 3,965,285 for the six months ended June 30, 2011 and 2010, respectively.  Dividends declared on participating securities amounted to $197 and $390, net of estimated forfeitures, for the three and six months ended June 30, 2011, respectively.  No dividends were declared for the three and six months ended June 30, 2010.

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

(12)                   Income Taxes

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  In addition, the following information required by ASC 740 is provided:

•                  The Company’s gross unrecognized tax benefits, excluding interest and penalties, has decreased by approximately $500  since December 31, 2010 as a result of state and local audit settlements.

•                  The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense.   This amount has decreased by approximately $700 since December 31, 2010 as a result of state and local audit settlements.

•                  The Company and its subsidiaries file consolidated federal and various state, local and foreign tax returns.  The federal income tax returns have been audited and/or closed through 2005 and are currently under examination for years 2006 to 2008.  Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2007 tax year.  The settlement of any outstanding audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s financial position.

(13)                   Industry Segment Data

The Company follows the provisions of ASC 280, Segment Reporting, in disclosing its business segments. Pursuant to that guidance, an entity is required to determine its business segments based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Based upon these criteria, the Company has determined that its entire business should be considered a single segment.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

(14)                   Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,317 as of June 30, 2011. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

June 30, 2011
Net Capital	$101,788
Net Capital in Excess of Requirement	$99,471

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of June 30, 2011, KBWL was in compliance with its local capital requirements.  At June 30, 2011, KBWL’s capital resources of approximately $34,440 exceeded the capital resources requirement by approximately $22,864.

(15)                   Recent Accounting Developments

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company expects to adopt ASU 2011-05 on January 1, 2012. The Company is currently evaluating the presentation alternatives permitted under this new guidance. ASU 2011-05 will not have a monetary impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.   ASU 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company expects to adopt ASU 2011-04 on January 1, 2012. The Company is currently evaluating the requirements of this new guidance and the potential impact on the Company’s financial statements.

(16)                   Subsequent Events

Declaration of Quarterly Dividend

On July 28, 2011, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on September 15, 2011 to shareholders of record on September 2, 2011.

Stock Repurchase Program

From July 1, 2011 through August 4, 2011, the Company repurchased and retired 130,000 shares of the Company’s common stock at an average price of $15.15 for an aggregate purchase price of $1,969.

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

Business Environment

Global economic and financial market conditions can materially affect our financial performance.   The Company’s principal sources of revenue are derived from financial services sector capital markets, M&A and advisory and sales and trading of equity and fixed income securities.  The potential impact of the sovereign debt crisis in Europe and the ongoing efforts for a solution to the U.S. government deficit, together with other continuing economic uncertainties in the global markets, including the evolving regulatory environment in the banking and other financial industries, led to reduced capital raising activity and created volatility in equity markets.  These factors negatively impacted our investment banking activity and resulted in lower trading volumes for financial services industry securities in the second quarter of 2011. In the U.S., the KBW Bank Index declined by 7.5% for the first half of 2011 while the KBW Regional Banking Index declined by 3.5%.  In Europe, the KBW European Large-Cap Banking Index declined by 4.9% and the KBW European Mid & Small-Cap Banking Index declined by 16.5% in the first half of 2011.  M&A activity among banks continued to be depressed during the quarter based in part on these factors.

It is difficult to predict how long these conditions will continue to negatively impact our overall revenues. We believe that we remain well capitalized and well positioned to assist our clients in raising capital and in providing needed advice in M&A and other transactions for the financial services industry in the U.S., Europe and Asia.

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Overview

Total revenues were $64.0 million for the three months ended June 30, 2011 compared with $105.8 million for the same period in 2010, a decrease of $41.8 million, or 39.5%.  This decrease was primarily due to a decrease in investment banking revenues of $46.0 million, partially offset by an increase in principal transactions, net revenue of $8.7 million.

Total expenses were $70.9 million for the three months ended June 30, 2011 compared with $90.9 million for the same period in 2010, a decrease of $20.0 million, or 22.0%.  Compensation and benefits expense decreased $26.2 million, which was partially offset by an increase in non-compensation expenses of $6.1 million.

We recorded a net loss of $4.2 million, or $0.14 per diluted share, for the three months ended June 30, 2011 compared with net income of $8.2 million, or $0.22 per diluted share, for the three months ended June 30, 2010.  For the three months ended June 30, 2010 our non-GAAP operating net income was $9.3 million, or $0.26 per diluted share, after adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, which were fully vested and amortized in 2010.  See “—2010 Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Period-to-Period
	2011	2010	$ Change	% Change
Revenues:
Investment banking	$15,204	$61,173	$(45,969)	(75.1)%
Commissions	32,190	36,098	(3,908)	(10.8)
Principal transactions, net	11,952	3,262	8,690	266.4
Interest and dividend income	3,151	3,670	(519)	(14.1)
Investment advisory fees	301	497	(196)	(39.4)
Other	1,234	1,106	128	11.6
Total revenues	64,032	105,806	(41,774)	(39.5)

Expenses:
Compensation and benefits	38,895	65,059	(26,164)	(40.2)
Non-compensation expenses:
Occupancy and equipment	5,629	5,503	126	2.3
Communications and data processing	9,088	8,159	929	11.4
Brokerage and clearance	4,580	3,780	800	21.2
Business development	4,637	3,801	836	22.0
Professional services	4,636	2,152	2,484	115.4
Interest	356	267	89	33.3
Other	3,093	2,225	868	39.0
Non-compensation expenses	32,019	25,887	6,132	23.7
Total expenses	70,914	90,946	(20,032)	(22.0)
(Loss) / income before income taxes	(6,882)	14,860	(21,742)	N/M
Income tax (benefit) / expense	(2,634)	6,704	(9,338)	N/M
Net (loss) / income	$(4,248)	$8,156	$(12,404)	N/M %

N/M—Not Meaningful

2010 Three Month Non-GAAP Financial Measures

Results for the three months ended June 30, 2011 were reported only on a GAAP basis, as all IPO restricted stock awards fully vested prior to that period.  We reported our compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis (“Non-GAAP Financial Measures”) for the three months ended June 30, 2010 in our June 30, 2010 Form 10-Q.  Each of the Non-GAAP Financial Measures exclude compensation expense related to the amortization of IPO restricted stock awards, which were granted in November 2006 and fully vested in November 2010. While we have granted restricted stock awards and other share-based compensation in connection with our regular compensation of employees and new hires, we do not expect to make any such substantial grants to employees as we did when we granted IPO restricted stock awards.

Our management utilized such non-GAAP calculations as an additional device to aid in understanding and analyzing our financial results for prior periods. Specifically, our management believes that these Non-GAAP Financial Measures provide useful information by excluding the amortization expense of the IPO awards, which may not be indicative of our core operating results and business outlook. Our management believes that these Non-GAAP Financial Measures allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods. Such periods did not and likely will not include substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards.  Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

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

The following table provides GAAP measures of compensation and benefits expense, compensation ratio, net income and diluted earnings per share for the three months ended June 30, 2010 and details with respect to reconciling the aforementioned line items on a non-GAAP basis for the three months ended June 30, 2010:

Three Months Ended June 30, 2010
(dollars in thousands, except per share information)
Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$65,059
Adjustment to exclude amortization expense of the IPO awards (a)	(2,105)
Non-GAAP operating compensation and benefits expense (b)	$62,954

Compensation ratio (c):
Compensation ratio - GAAP basis	61.5%
Non-GAAP operating compensation ratio (b)	59.5%

Net income:
Net income - GAAP basis	$8,156
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	1,158
Non-GAAP operating net income (b)	$9,314

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.22
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	0.04
Non-GAAP operating diluted earnings per share (b)	$0.26

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

Revenues

Investment Banking

Investment banking revenue was $15.2 million for the three months ended June 30, 2011 compared with $61.2 million for the same period in 2010, a decrease of $46.0 million, or 75.1%.   Capital markets revenue was $8.3 million for the three months ended June 30, 2011 compared with $46.7 million for the same period in 2010, a decrease of $38.4 million, primarily due to a lower number of U.S. equity capital market transactions in the second quarter of 2011 compared with the second quarter of 2010 as the total capital raising for banking companies decreased significantly.  M&A and advisory revenue was $6.9 million for the three months ended June 30, 2011 compared with $14.5 million for the same period in 2010, a decrease of $7.6 million.  This decrease was primarily due to a lower number of M&A and advisory engagements completed in the second quarter of 2011.

Commissions

Commissions revenue was $32.2 million for the three months ended June 30, 2011 compared with $36.1 million for the same period in 2010, a decrease of $3.9 million, or 10.8%.  U.S. equity commissions were $23.0 million for the three months ended June 30, 2011 compared with $28.5 million for the same 2010 period, a decrease of $5.5 million, or 19.3%, reflecting lower market trading volumes.  Non-U.S. equity commissions were $9.2 million for the three months ended June 30, 2011 compared with $7.6 million for the same period in 2010, an increase of $1.6 million, or 21.1%, reflecting higher Asian equity commissions revenue.

Principal Transactions, Net

Principal transactions, net revenue increased $8.7 million to $12.0 million for the three months ended June 30, 2011 compared with $3.3 million for the same period in 2010.  Trading for our own account, including firm investments, resulted in a net gain of $2.4 million for the three months ended June 30, 2011 compared with a net loss of $2.8 million for the same period in 2010.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in a net gain of $2.3 million for the three months ended June 30, 2011 compared with a net gain of $0.2 million for the same period in 2010.  Fixed income revenue was $8.3 million for the three months ended June 30, 2011 compared with $6.9 million for the same period in 2010.  Equity market making resulted in a net loss of $1.1 million for the three months ended June 30, 2011 and remained relatively unchanged compared with the same period in 2010.

Interest and Dividend Income

Interest and dividend income was $3.2 million for the three months ended June 30, 2011 compared with $3.7 million for the same period in 2010, a decrease of $0.5 million, or 14.1%.  The decrease was primarily due to lower levels of interest bearing assets.

Expenses

Compensation and Benefits

Compensation and benefits expense decreased $26.2 million, or 40.2%, to $38.9 million for the three months ended June 30, 2011 compared with $65.1 million for the same period in 2010.  Compensation and benefits as a percentage of total revenue (“compensation ratio”) was 60.7% for the three months ended June 30, 2011 compared with a non-GAAP operating compensation ratio, after adjusting for expenses associated with the IPO restricted stock awards, of 59.5% for the same period in 2010. See “-2010 Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $9.1 million for the three months ended June 30, 2011 compared with $8.2 million for the same period in 2010, an increase of $0.9 million, or 11.4%.  The increase was primarily due to higher market data costs in the second quarter of 2011 compared with the same period in 2010.

Business Development

Business development expense was $4.6 million for the three months ended June 30, 2011 compared with $3.8 million for the same period in 2010, an increase of $0.8 million, or 22.0%.  The increase was primarily due to higher travel and entertainment expenses in the second quarter of 2011 compared with the same period in 2010.

Professional Services

Professional services expense was $4.6 million for the three months ended June 30, 2011 compared with $2.2 million for the same period in 2010, an increase of $2.5 million.  The increase was primarily due to higher legal costs in the second quarter of 2011 compared with the same period in 2010.

Income Tax (Benefit) / Expense

Income tax benefit was $2.6 million for the three months ended June 30, 2011, which resulted in an effective tax rate of 38.3%, compared with income tax expense of $6.7 million for the same period in 2010, which resulted in an effective tax rate of 45.1%.  The change was, primarily due to the Company’s pretax loss and reduced state and local tax expense.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Overview

Total revenues were $159.2 million for the six months ended June 30, 2011 compared with $239.1 million for the same period in 2010, a decrease of $79.9 million, or 33.4%.  This decrease was primarily due to a decrease in investment banking revenues of $78.3 million, partially offset by an increase in principal transactions, net revenue of $7.0 million.

Total expenses were $158.3 million for the six months ended June 30, 2011 compared with $203.9 million for the same period in 2010, a decrease of $45.6 million, or 22.4%.  Compensation and benefits expense decreased $51.4 million, which was partially offset by an increase in non-compensation expenses of $5.8 million.

We recorded net income of $0.4 million for the six months ended June 30, 2011 compared with $19.8 million, or $0.54 per diluted share, for the six months ended June 30, 2010.  For the six months ended June 30, 2010 our non-GAAP operating net income was $22.4 million, or $0.62 per diluted share, after adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, which were fully vested and amortized in 2010.  See “—2010 Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Six Months Ended
	June 30,		Period-to-Period
	2011	2010	$ Change	% Change
Revenues:
Investment banking	$52,852	$131,135	$(78,283)	(59.7)%
Commissions	66,619	71,502	(4,883)	(6.8)
Principal transactions, net	29,292	22,309	6,983	31.3
Interest and dividend income	6,355	6,554	(199)	(3.0)
Investment advisory fees	585	791	(206)	(26.0)
Other	3,512	6,825	(3,313)	(48.5)
Total revenues	159,215	239,116	(79,901)	(33.4)

Expenses:
Compensation and benefits	95,529	146,937	(51,408)	(35.0)
Non-compensation expenses:
Occupancy and equipment	11,288	11,115	173	1.6
Communications and data processing	17,783	15,815	1,968	12.4
Brokerage and clearance	9,496	8,866	630	7.1
Business development	9,261	7,261	2,000	27.5
Professional services	8,338	9,213	(875)	(9.5)
Interest	665	525	140	26.7
Other	5,945	4,214	1,731	41.1
Total non-compensation expenses	62,776	57,009	5,767	10.1
Total expenses	158,305	203,946	(45,641)	(22.4)
Income before income taxes	910	35,170	(34,260)	(97.4)
Income tax expense	517	15,393	(14,876)	(96.6)
Net income	$393	$19,777	$(19,384)	(98.0)%

2010 Six Month Non-GAAP Financial Measures

Results for the six months ended June 30, 2011 were reported only on a GAAP basis, as all IPO restricted stock awards fully vested prior to that period.  The following table provides GAAP measures of compensation and benefits expense, compensation ratio, net income and diluted earnings per share for the six months ended June 30, 2010 and details with respect to reconciling the aforementioned line items on a non-GAAP basis for the six months ended June 30, 2010:

Six Months Ended June 30, 2010
(dollars in thousands, except per share information)
Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$146,937
Adjustment to exclude amortization expense of the IPO awards (a)	(4,663)
Non-GAAP operating compensation and benefits expense (b)	$142,274

Compensation ratio (c):
Compensation ratio - GAAP basis	61.5%
Non-GAAP operating compensation ratio (b)	59.5%

Net income:
Net income - GAAP basis	$19,777
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	2,622
Non-GAAP operating net income (b)	$22,399

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.54
Adjustment to exclude amortization expense of the IPO awards, net of tax benefit (a)	0.08
Non-GAAP operating diluted earnings per share (b)	$0.62

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

See the section entitled “-2010 Six Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of  Non-GAAP Financial Measures provides useful information for investors regarding our financial condition and results of operations.

Revenues

Investment Banking

Investment banking revenue was $52.9 million for the six months ended June 30, 2011 compared with $131.1 million for the same period in 2010, a decrease of $78.3 million, or 59.7%.  Capital markets revenue was $36.5 million for the six months ended June 30, 2011 compared with $100.2 million for the same period in 2010, a decrease of $63.7 million, or 63.6%, primarily due to fewer completed U.S. equity capital market transactions in 2011 as the total capital raising for banking companies decreased significantly.  M&A and advisory revenue was $16.4 million for the six months ended June 30, 2011 compared with $30.9 million for the same period in 2010, a decrease of $14.5 million, or 46.9%, primarily due to fewer completed M&A and advisory engagements.

Commissions

Commissions revenue was $66.6 million for the six months ended June 30, 2011 compared with $71.5 million for the same period in 2010, a decrease of $4.9 million, or 6.8%.  U.S. equity commissions were $46.8 million for the six months ended June 30, 2011 compared with $53.5 million for the same 2010 period, a decrease of $6.7 million, or 12.5%, reflecting lower market trading volumes.  Non-U.S. equity commissions were $19.8 million for the six months ended June 30, 2011 compared with $18.0 million for the same period in 2010, an increase of $1.8 million, or 10.0%, reflecting higher Asian commissions revenue.

Principal Transactions, Net

Principal transactions, net revenue increased $7.0 million, or 31.3%, to $29.3 million for the six months ended June 30, 2011 compared with $22.3 million for the same period in 2010.  Trading for our own account, including firm investments, resulted in a net gain of $8.0 million for the six months ended June 30, 2011 compared with $4.6 million for the same period in 2010.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in a net gain of $3.1 million for the six months ended June 30, 2011 compared with a net loss of $0.2 million for the same period in 2010.  Fixed income revenue was $20.6 million for the six months ended June 30, 2011 compared with $19.8 million for the same period in 2010. Equity market making resulted in a net loss of $2.4 million for the six months ended June 30, 2011 compared with a net loss of $2.0 million for the same period in 2010.

Other

Other revenues were $3.5 million for the six months ended June 30, 2011 compared with $6.8 million for the same period in 2010, a decrease of $3.3 million, or 48.5%.  The decrease was primarily due to lower fees earned by the loan portfolio sales group in 2011 compared with the same period in 2010.

Expenses

Compensation and Benefits

Compensation and benefits expense was $95.5 million for the six months ended June 30, 2011 compared with $146.9 million for the same period in 2010, a decrease of $51.4 million, or 35.0%.  Compensation and benefits as a percentage of total revenue (“compensation ratio”) was 60.0% for the six months ended June 30, 2011 compared with a non-GAAP operating compensation ratio, after adjusting for expenses associated with the IPO restricted stock awards, of 59.5% for the same period in 2010. See “-2010 Six Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $17.8 million for the six months ended June 30, 2011 compared with $15.8 million for the same period in 2010, an increase of $2.0 million, or 12.4%.  The increase was primarily due to higher market data costs in 2011 compared with the same period in 2010.

Business Development

Business development expense was $9.3 million for the six months ended June 30, 2011 compared with $7.3 million for the same period in 2010, an increase of $2.0 million, or 27.5%.  The increase was primarily due to higher travel and entertainment expenses in 2011 compared with the same period in 2010.

Professional Services

Professional services expense was $8.3 million for the six months ended June 30, 2011 compared with $9.2 million for the same period in 2010, a decrease of $0.9 million, or 9.5%.  The decrease was primarily due to lower legal costs in 2011 compared with the same period in 2010.

Other

Other expenses were $5.9 million for the six months ended June 30, 2011 compared with $4.2 million for the same period in 2010, an increase of $1.7 million, or 41.1%.  The increase was primarily due to higher foreign currency losses in 2011.

Income Tax Expense

Income tax expense was $0.5 million for the six months ended June 30, 2011, which resulted in an effective tax rate of 56.8%, compared with $15.4 million for the same period in 2010, which resulted in an effective tax rate of 43.8%.

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

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Such election must be applied to the entire instrument and not only a portion of the instrument. We applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value prior to the fair value option election in accordance with the ASC 940, Financial Services-Broker and Dealers.

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

Our Level 3 assets were $83.4 million as of June 30, 2011, which represented approximately 13.3% of total assets and approximately 24.1% of total assets measured at fair value.

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

Contractual Obligations

As of June 30, 2011, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2010.  Investment commitments were $14.3 million, including $8.7 million to an affiliated fund, as of June 30, 2011.  We had an underwriting commitment of approximately $136.9 million as of June 30, 2011, which was subsequently settled in July 2011.

Recently Issued Accounting Standards, Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We expect to adopt ASU 2011-05 on January 1, 2012.  We are currently evaluating the presentation alternatives permitted under this new guidance. ASU 2011-05 will not have a monetary impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.   ASU 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We expect to adopt ASU 2011-04 on January 1, 2012. We are currently evaluating the requirements of this new guidance and the potential impact on our financial statements.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of June 30, 2011, we had liquid assets of $192.1 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

Our dividend policy currently contemplates the payment of a quarterly cash dividend. On April 27, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of $1.8 million based on 36.5 million total shares outstanding on April 29, 2011, including shares underlying vested restricted stock units), which cash dividend was paid on June 15, 2011 to stockholders of record as of the close of business on June 3, 2011.  On July 28, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.8 million based on approximately 36 million total shares outstanding on July 29, 2011, including shares underlying vested restricted stock units), which cash dividend will be paid on September 15, 2011 to stockholders of record as of the close of business on September 2, 2011.

On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by  management.  During the three months ended June 30, 2011, we repurchased 1,139,222 shares of our common stock at an average price of $20.94 per share, for an aggregate purchase price of $23.9 million. As of June 30, 2011, we had $27.9 million remaining of total repurchase amount authorized under the program.

The dividend to be paid on September 15, 2011 and any additional purchases under our share repurchase program are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources. Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid in capital.

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

At June 30, 2011, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $101.8 million, or $99.5 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $34.4 million exceeded the capital resources requirement by approximately $22.9 million at June 30, 2011.

Cash Flows

Six months ended June 30, 2011.   Cash decreased $48.0 million during the six months ended June 30, 2011, primarily due to cash flows used in financing activities of $54.9 million, partially offset by cash provided by operating activities of $8.2 million.

Net income, after adjusting for non-cash expense and revenue items of $33.7 million, provided cash of $34.1 million.  The non-cash items consisted of expenses of $29.5 million resulting from the amortization of stock based compensation expenses, $2.8 million related to depreciation and amortization expense and $1.4 million related to deferred income tax expense. Cash of $24.4 million was used as a result of an increase in operating assets, primarily attributable to a decrease in receivables from clearing brokers of $60.4 million, partially offset by an increase in financial instruments owned, at fair value of $41.9 million.  Cash of $50.2 million was used as a result of a decrease in operating liabilities, primarily attributable to a decrease in accrued compensation and benefits of $105.9 million, partially offset by an increase in financial instruments sold, not yet purchased, at fair value of $58.7  million.

We used $2.2 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $54.9 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements and the cancellation of shares of common stock related to the stock repurchase program.

Six months ended June 30, 2010.   Cash decreased $25.9 million during the six months ended June 30, 2010, primarily due to cash used in operating and financing activities of $12.2 million and $9.7 million, respectively.

Net income, after adjusting for non-cash expense and revenue items of $26.2 million, provided cash of $46.0 million.  The non-cash items consisted of expenses of $24.1 million resulting from the amortization of stock-based compensation and $2.5 million related to depreciation and amortization, partially offset by a $0.4 million deferred income tax benefit. Cash of $61.3 million was used as a result of an increase in operating assets, primarily attributable to an increase in financial instruments owned, at fair value of $99.4 million, partially offset by decreases in receivables from clearing brokers and accounts receivable of $31.5 million and $10.9 million, respectively.  Cash of $3.1 million was provided as a result of an increase in operating liabilities, primarily attributable to increases in financial instruments sold, not yet purchased, at fair value and accounts payable, accrued expenses, and other liabilities of $23.3 million and $12.9 million, respectively, partially offset by a decrease in accrued compensation and benefits of $41.1 million.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned, including the market value of listed options and warrants, for the six months ended June 30, 2011:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$208,068	$114,612	$167,972
Corporate and other debt	$100,504	$51,364	$77,113
U.S. Government and agency securities	$9,025	$—	2,303
Mortgage and other asset-backed securities	$127,826	$4,369	$44,254
Other investments	$59,543	$51,336	$56,881
Short Value:
Equities	$118,816	$74,577	$94,733
Corporate and other debt	$19,632	$5,414	$10,996
U.S. Government and agency securities	$62,650	$5,531	$26,822

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

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4.9 million and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5.6 million; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130 million, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  On August 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  On December 20, 2010, the Court granted a joint motion by Keefe and the trustee to stay the case for ninety days.  On March 15, 2011, the Court granted a joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through June 13, 2011.  On June 15, 2011, the Court granted another joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through September 13, 2011.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2011 (dollars in thousands, except per share information).

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	197,099	$23.73	192,800	$47,182
May 1, 2011 to May 31, 2011	437,773	$21.27	436,100	$37,906
June 1, 2011 to June 30, 2011	524,193	$19.58	510,322	$27,906
TOTAL	1,159,065	$20.93	1,139,222

(1)

19,843 shares were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

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

Date: August 5, 2011

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