Form 10-Q
period 2011-09-30
KBW, INC.
filed 2011-11-04
CIK 1063494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2011 was 33,023,767,which number includes 3,927,339 shares representing unvested restricted stock awards and excludes 867,310 shares underlying vested restricted stock units.

EX-31.1:	CERTIFICATION

EX-31.2:	CERTIFICATION

EX-32.1:	CERTIFICATION

EX-32.2:	CERTIFICATION

EX-101:	INTERACTIVE DATA

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	September 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
Cash and cash equivalents	$117,149	$162,272
Financial instruments owned, at fair value:
Equities	103,720	114,612
Corporate and other debt	34,675	93,599
Mortgage and other asset-backed securities	26,047	43,232
U.S. Government and agency securities	1,528	369
Other investments	53,917	51,336
Total financial instruments owned, at fair value:	219,887	303,148
Receivables from clearing brokers	79,143	138,212
Accounts receivable	14,931	26,691
Income taxes receivable	9,249	1,481
Fixed assets, at cost, less accumulated depreciation and amortization of $34,797 in 2011 and $30,663 in 2010	15,920	17,383
Other assets	56,081	50,470
Total assets	$512,360	$699,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$57,991	$75,470
Corporate debt	8,705	5,414
U.S. Government and agency securities	995	12,957
Total financial instruments sold, not yet purchased, at fair value:	67,691	93,841
Accrued compensation and benefits	19,739	116,589
Income taxes payable	7,811	9,161
Accounts payable, accrued expenses and other liabilities	17,985	21,949
Total liabilities	113,226	241,540

Stockholders’ equity:
Preferred stock	—	—
Common stock	292	317
Paid-in capital	145,809	183,975
Retained earnings	264,937	285,677
Notes receivable from stockholders	—	(100)
Accumulated other comprehensive loss	(11,904)	(11,752)
Total stockholders’ equity	399,134	458,117
Total liabilities and stockholders’ equity	$512,360	$699,657

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Investment banking	$32,071	$38,398	$84,923	$169,533
Commissions	35,107	28,199	101,726	99,701
Principal transactions, net	(19,917)	16,716	9,375	39,025
Interest and dividend income	2,028	3,184	8,383	9,738
Investment advisory fees	221	632	806	1,423
Other	881	2,485	4,393	9,310
Total revenues	50,391	89,614	209,606	328,730

Expenses:
Compensation and benefits	45,032	55,873	140,561	202,810
Occupancy and equipment	5,793	5,702	17,081	16,817
Communications and data processing	8,893	8,111	26,676	23,926
Brokerage and clearance	5,380	4,314	14,876	13,180
Business development	5,144	4,863	14,405	12,124
Professional services	2,594	2,997	10,932	12,210
Interest	184	240	849	765
Other	2,574	3,306	8,519	7,520
Total expenses	75,594	85,406	233,899	289,352
(Loss) / income before income taxes	(25,203)	4,208	(24,293)	39,378
Income tax (benefit) / expense	(9,474)	385	(8,957)	15,778
Net (loss) / income	$(15,729)	$3,823	$(15,336)	23,600

Earnings per common share:
Basic	$(0.51)	$0.11	$(0.49)	$0.65
Diluted	$(0.51)	$0.11	$(0.49)	$0.65

Dividends declared per common share	$0.05	$0.05	$0.15	$0.05

Weighted average number of common shares outstanding:
Basic	31,254,011	32,412,399	32,311,669	32,378,867
Diluted	31,254,011	32,412,399	32,311,669	32,378,867

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

(unaudited)

(Dollars in thousands, except per share information)

					Notes	Accumulated
					Receivable	Other	Total
	Preferred	Common	Paid-in	Retained	from	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stockholders	Loss	Equity
Balance at December 31, 2010	$—	$317	$183,975	$285,677	$(100)	$(11,752)	$458,117
Net loss	—	—	—	(15,336)	—	—	(15,336)
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(152)	(152)
Total comprehensive loss							(15,488)
Dividends on common stock	—	—	—	(5,404)	—	—	(5,404)
Amortization of stock-based compensation	—	—	37,871	—	—	—	37,871
Cancellation of 685,480 shares of restricted stock in satisfaction of withholding tax requirements	—	(7)	(18,375)	—	—	—	(18,382)
Cancellation of 3,448,305 shares of common stock related to the stock repurchase program	—	(34)	(61,513)	—	—	—	(61,547)
Issuance of 1,637,431 shares of common stock	—	16	35,720	—	—	—	35,736
Restricted stock units converted	—	—	(929)	—	—	—	(929)
Stock-based awards vested	—	—	(34,662)	—	—	—	(34,662)
Excess net tax benefit related to stock-based awards	—	—	3,722	—	—	—	3,722
Repayment of notes receivable from stockholders	—	—	—	—	100	—	100
Balance at September 30, 2011	$—	$292	$145,809	$264,937	$—	$(11,904)	$399,134

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
September 30, 2011	$0.01	10,000,000	—	—
December 31, 2010	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued*	Outstanding*
September 30, 2011	$0.01	140,000,000	29,205,628	29,205,628
December 31, 2010	$0.01	140,000,000	31,701,982	31,701,982

(*) These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) / income	$(15,336)	$23,600
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Amortization of stock-based compensation	37,871	34,535
Depreciation and amortization	4,159	3,770
Deferred income tax benefit	(4,223)	(3,501)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	83,385	(146,036)
Receivables from clearing brokers	58,925	38,634
Accounts receivable	11,832	15,028
Income taxes receivable	(7,769)	556
Other assets	(1,365)	(1,277)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(26,141)	59,408
Accrued compensation and benefits	(97,238)	(19,335)
Accounts payable, accrued expenses and other liabilities	(3,965)	(1,104)
Income taxes payable	(1,353)	1,101
Net cash provided by operating activities	38,782	5,379
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(2,712)	(2,995)
Net cash used in investing activities	(2,712)	(2,995)
Cash flows from financing activities:
Cash dividends paid	(5,404)	(1,816)
Issuance of shares of common stock	145	155
Cancellation of restricted stock in satisfaction of withholding tax requirements	(18,382)	(11,972)
Cancellation of shares of common stock related to the stock repurchase program	(61,547)	(4,004)
Excess net tax benefit related to stock-based awards	3,722	1,634
Repayment of notes receivable from stockholders	100	509
Net cash used in financing activities	(81,366)	(15,494)
Currency adjustment:
Effect of exchange rate changes on cash	173	(761)
Net decrease in cash and cash equivalents	(45,123)	(13,871)
Cash and cash equivalents at the beginning of the period	162,272	203,180
Cash and cash equivalents at the end of the period	$117,149	$189,309

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,315	$16,811
Interest	$1,000	$499

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

The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority of the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at September 30, 2011 and December 31, 2010.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights.  There were no limited partnership interests that required consolidation at September 30, 2011 and December 31, 2010.

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

(g)               Revenue Recognition

Investment Banking

The Company earns fees for providing strategic advisory services in mergers and acquisitions (“M&A”) and other transactions which are predominantly composed of fees based on a successful completion of a transaction, and from capital markets, which is comprised of underwriting securities’ offerings and arranging private placements.

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

(h)               Stock-Based and Other Incentive Compensation

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

(i)                  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  In the event it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be recorded.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock.  This category also may include U.S. Government and agency securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three and nine months ended September 30, 2011.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches.  The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations (“CDOs”) primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock, convertible debt, residential and commercial mortgage-backed securities and asset-backed securities.  There were no transfers in or out of Level 2 during the three and nine months ended September 30, 2011.

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

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent):

	As of September 30, 2011		As of December 31, 2010			Redemption
Type of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Notice Period
Long/short hedge funds (a)	$18,505	$—	$14,197	$—	Monthly	30 Days
Public/private equity funds (b)	35,412	12,628	37,139	15,975	n/a	n/a
	$53,917	$12,628	$51,336	$15,975

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

Assets at Fair Value as of September 30, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$84,697	$18	$16,036	$100,751
Corporate and other debt:
Corporate debt	704	23,505	—	24,209
CDOs	—	5,466	—	5,466
Other debt obligations(1)	—	—	5,000	5,000
Total corporate and other debt	704	28,971	5,000	34,675
Mortgage and other asset-backed securities:
Agency residential mortgage-backed securities	—	24,281	—	24,281
Non-agency residential mortgage-backed securities	—	66	—	66
Commercial mortgage-backed securities	—	1,700	—	1,700
Asset-backed securities	—	—	—	—
Total mortgage and other asset-backed securities	—	26,047	—	26,047
U.S. Government and agency securities	1,528	—	—	1,528
Other investments(2)	—	—	53,917	53,917
Total non-derivative trading assets	86,929	55,036	74,953	216,918
Equity options/warrants	2,969	—	—	2,969
Total financial instruments owned	$89,898	$55,036	$74,953	$219,887

(1) Consists of bank and insurance company trust preferred and capital securities.

(2) Consists of limited and general partnership interests.

Liabilities at Fair Value as of September 30, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$57,366	$—	$—	$57,366
Corporate debt	—	8,705	—	8,705
U.S. Government and agency securities	995	—	—	995
Total non-derivative trading liabilities	58,361	8,705	—	67,066
Equity options/warrants	625	—	—	625
Total financial instruments sold, not yet purchased	$58,986	$8,705	$—	$67,691

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010:

Level 3 Financial Assets

Three Months Ended September 30, 2011	Balance as of June 30, 2011	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out) of Level 3	Balance as of September 30, 2011	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$17,953	$(2,104)	$187	$—	$—	$16,036	$(2,104)
Corporate and other debt:
CDOs	—	—	—	—	—	—	—
Other debt obligations	5,946	(946)	—	—	—	5,000	(946)
Total corporate and other debt	5,946	(946)	—	—	—	5,000	(946)
Other investments	59,486	(6,223)	1,580	(926)	—	53,917	(6,223)
Total Level 3 financial assets	$83,385	$(9,273)	$1,767	$(926)	$—	$74,953	$(9,273)

Three Months Ended September 30, 2010	Balance as of June 30, 2010	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of September 30, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$18,425	$(28)	$—	$—	$18,397	$(28)
Corporate and other debt:
Corporate debt	9,501	499	(4,999)	—	5,001	500
CDOs	1	—	—	—	1	—
Other debt obligations	12,386	(352)	—	—	12,034	(352)
Total corporate and other debt	21,888	147	(4,999)	—	17,036	148
Other investments	47,942	543	(405)	—	48,080	(322)
Total Level 3 financial assets	$88,255	$662	$(5,404)	$—	$83,513	$(202)

Nine Months Ended September 30, 2011	Balance as of December 31, 2010	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out) of Level 3	Balance as of September 30, 2011	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,654	$(864)	$246	$—	$—	$16,036	$(864)
Corporate and other debt:
CDOs	1	29	—	(30)	—	—	—
Other debt obligations	11,806	516	—	(7,322)	—	5,000	(883)
Total corporate and other debt	11,807	545	—	(7,352)	—	5,000	(883)
Other investments	51,336	(4,120)	9,384	(2,683)	—	53,917	(4,461)
Total Level 3 financial assets	$79,797	$(4,439)	$9,630	$(10,035)	$—	$74,953	$(6,208)

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

The Company adopted Accounting Standards Update No. 2010-06 related to disclosure requirements on the activity in Level 3 fair value instruments, which required separate presentation of purchases and sales of Level 3 financial assets beginning in the quarter ended March 31, 2011.  Purchases/(sales/other settlements) represent the net amount of purchases, sales and other settlements of Level 3 financial assets during the periods in 2010. The amounts were recorded on the transaction dates at the transaction amounts.

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

(4)                          Short-Term Borrowings

From time to time, the Company obtains secured short-term borrowings primarily through bank loans.  There were no short-term borrowing obligations outstanding during the nine month period ended September 30, 2011.

(5)                          Commitments and Contingencies

(a)               Leases

As of September 30, 2011, there were no significant changes in the Company’s lease agreements since December 31, 2010.

(b)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At September 30, 2011, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition. The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Sentinel Management Group Litigation

On January 12, 2009, Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. (“Sentinel”), filed a lawsuit in the United States District Court for the Northern District of Illinois (the “Court”) against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC.  Ms. Rodriguez and Mr. Mohr were employed by Cohen & Company subsequent to being employed by Keefe and the complaint relates to activities by them at both Keefe and their subsequent employer.

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4,920, and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5,629; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  On October 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  On December 20, 2010, the Court granted a joint motion by Keefe and the Trustee to stay the case for ninety days.  On March 15, 2011, the Court granted a joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through June 13, 2011.  On June 15, 2011, the Court granted another joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through September 13, 2011.  On September 22, 2011, Keefe and the Trustee signed an agreement in principle setting forth the terms on which Keefe and the Trustee agreed to settle the claims against Keefe and the claims against Rodriguez, Mohr, and De St. Phalle relating to their employment with Keefe (the “Settlement”).  Keefe expects that, once a final settlement agreement is signed, the Settlement will be presented to the Court for approval.  The estimated settlement amount was accrued as of September 30, 2011.

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

On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”).  The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers.  The Second Complaint makes substantially the same allegations as the complaint described above.  Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously.  On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing.  The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.  On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon.  Currently, the Second Complaint remains stayed.  The Settlement also resolves all claims the Second Complaint alleged against Keefe and against Rodriguez, Mohr, and De St. Phalle relating to their employment with Keefe.

(c)                Investment Commitments

As of September 30, 2011, the Company had approximately $12,628, including $7,419 to affiliated funds, in outstanding commitments for additional funding to limited partnership investments.

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

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(unaudited)

(Dollars in thousands, except per share information)

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
September 30, 2011:
Purchased options/warrants	$66,572	$4,523	$2,969
Written options	$6,240	$471	$625
Short futures contracts	$1,995	$—	$—
Long agency mortgage-backed TBA securities	$—	$(14)	$—
Short agency mortgage-backed TBA securities	$22,868	$(8)	$16

December 31, 2010:
Purchased options/warrants	$27,055	$5,336	$2,119
Written options	$8,015	$1,756	$886
Short futures contracts	$5,181	$—	$—
Short agency mortgage-backed TBA securities	$31,000	$(19)	$(185)

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Instrument	2011	2010	2011	2010
Equities	$(18,703)	$1,544	$(11,800)	$2,189
Corporate and other debt	1,513	8,050	14,198	18,894
Mortgage and other asset-backed securities	3,496	6,040	11,097	14,241
Other investments	(6,223)	1,082	(4,120)	3,701
Total	$(19,917)	$16,716	$9,375	$39,025

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

(8)                         Stockholders’ Equity

Dividends Declared on Common Stock

During the nine months ended September 30, 2011, the Company’s board of directors declared and the Company paid dividends of $0.15 per share totaling $5,434.

Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock.  Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  During the nine months ended September 30, 2011, the Company repurchased and retired 3,448,305 shares of the Company’s common stock at an average price of $17.85 per share, for an aggregate purchase price of $61,547.

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

(9)                          Stock-Based and Other Incentive Compensation

At September 30, 2011, the Company had one effective incentive compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  The Plan permits the Company to issue shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance unit awards and performance share awards, as well as grant cash-based awards and other awards to directors, officers, employees and consultants.

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

Long Term Incentive Program

In February 2010, the Company approved awards under a Long Term Incentive Plan (“LTIP”) to three members of senior management.  The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable in cash based on the Company’s achievement of certain levels of cumulative growth in adjusted earnings per share during each performance cycle.  Compensation and benefits expense included the reversal of previously accrued expenses of $1,500 and $4,000 for the three and nine months ended September 30, 2011, respectively, related to LTIP awards that were no longer expected to be paid.

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

(10)                   Transactions with Affiliated Funds

The Company has formed nonconsolidated investment funds, KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd. and KBW Capital Partners I, L.P., with third-party investors. The Company generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, incentive fees. These fees amounted to $760 and $1,140 for the nine month periods ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and 2010, the fees receivable from these funds were $44 and $166, respectively. Additionally, the Company may invest alongside the third-party investors in certain funds. The aggregate carrying value of the Company’s interests in these funds was $23,366 and $17,839 as of September 30, 2011 and 2010, respectively. The Company elected to apply the fair value option to these investments in affiliated funds.  Net realized and unrealized gains / (losses) on investments in affiliated funds were ($2,287) and $1,544 for the nine months ended September 30, 2011 and 2010, respectively. See Note 5 for the Company’s commitments related to affiliated funds.

(11)                   Workforce Reduction Program

The Company implemented a workforce reduction program, which was effective during the third quarter of 2011 and will continue into the fourth quarter of 2011 through a combination of terminations and selective decisions to not replace certain departing employees.  The workforce reduction program is expected to result in a decrease in the Company’s workforce of approximately 80 full time employees.  It is estimated that the Company will incur total severance costs of approximately $5,000 in 2011. Severance costs of

KBW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(unaudited)

(Dollars in thousands, except per share information)

$1,783 were included in compensation and benefits expense on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 and the remainder is expected to be included in the fourth quarter of 2011.

(12)                   Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) / income	$(15,729)	$3,823	(15,336)	23,600
Less: Dividends and allocation of undistributed earnings to participating securities(1)	190	420	580	2,582
Net (loss) / income applicable to common shareholders	$(15,919)	$3,403	(15,916)	21,018

Weighted average number of common shares outstanding(1)(2):
Basic	31,254,011	32,412,399	32,311,669	32,378,867
Effect of dilutive securities - performance equity awards	—	—	—	—
Diluted	31,254,011	32,412,399	32,311,669	32,378,867
Earnings per common share:
Basic	$(0.51)	$0.11	(0.49)	0.65
Diluted	$(0.51)	$0.11	(0.49)	0.65

(1)

Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 3,994,439 and 3,993,489 for the three months ended September 30, 2011 and 2010, respectively and 3,971,534 and 3,974,790 for the nine months ended September 30, 2011 and 2010, respectively. Dividends declared on participating securities amounted to $190 and $580, net of estimated forfeitures, for the three and nine months ended September 30, 2011, respectively. Dividends declared on participating securities amounted to $192, net of estimated forfeitures, for the three and nine months ended September 30, 2010.

(2)	Basic and diluted common shares outstanding were equal for the periods presented under the two-class method.

(13)                   Income Taxes

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  In addition, the following information required by ASC 740 is provided:

•                  The Company’s gross unrecognized tax benefits, excluding interest and penalties, has decreased by approximately $610 since December 31, 2010 as a result of state and local audit settlements.

•                  The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense.  This amount has decreased by approximately $705 since December 31, 2010 as a result of state and local audit settlements.

•                  The Company and its subsidiaries file consolidated federal and various state, local and foreign tax returns.  The federal income tax returns have been audited and/or closed through 2005 and are currently under examination for years 2006 to 2008.  Various state, local and foreign returns are subject to audits by tax authorities beginning with the 2008 tax year.  The settlement of any outstanding audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s financial position.

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

(15)                   Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,533 as of September 30, 2011. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

September 30, 2011
Net Capital	$110,148
Net Capital in Excess of Requirement	$107,615

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of September 30, 2011, KBWL was in compliance with its local capital requirements.  At September 30, 2011, KBWL’s capital resources of approximately $33,434 exceeded the capital resources requirement by approximately $24,948.

(16)                   Recent Accounting Developments

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

(17)                   Subsequent Events

Declaration of Quarterly Dividend

On October 26, 2011, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on December 15, 2011 to shareholders of record on December 2, 2011.

Stock Repurchase Program

On October 26, 2011, the Company’s board of directors authorized an additional $50,000 for its stock repurchase program.  From October 1, 2011 through November 2, 2011, the Company repurchased and retired 129,200 shares of the Company’s common stock at an average price of $13.64 for an aggregate purchase price of $1,762.

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

Business Environment

Global economic and financial market conditions can materially affect our financial performance.  The Company’s principal sources of revenue are derived from financial services sector capital markets, M&A and advisory and sales and trading of equity and fixed income securities.  Economic uncertainties in the U.S. and global markets, including the failure to reach accord on fiscal solutions in Washington and in the Eurozone, signs of significant unemployment, and the evolving regulatory environment in the banking and other financial industries, led to reduced capital raising activity and created volatility in equity markets.  These factors negatively impacted our investment banking activity with very limited capital markets and M&A activity and resulted in lower market values for financial services industry securities in the third quarter of 2011. M&A activity among banks continued to be depressed during the quarter based in part on these factors.

The ongoing negative sentiment in the financial services industry is demonstrated across the KBW banking indices.  In the U.S., the KBW Bank Index declined by 32% for the first nine months of 2011 while the KBW Regional Banking Index declined by 27%.  In Europe, the KBW European Large-Cap Banking Index declined by 39% and the KBW European Mid & Small-Cap Banking Index declined by 34% in the first nine months of 2011.

It is difficult to predict how long these conditions will continue to negatively impact our overall revenues. We believe that we remain well capitalized and well positioned to assist our clients in raising capital and in providing needed advice in M&A and other transactions for the financial services industry in the U.S., Europe and Asia.

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Overview

Total revenues were $50.4 million for the three months ended September 30, 2011 compared with $89.6 million for the same period in 2010, a decrease of $39.2 million, or 43.8%.  This decrease was primarily due to a decrease in principal transactions, net revenue, partially offset by an increase in commissions revenue.

Total expenses were $75.6 million for the three months ended September 30, 2011 compared with $85.4 million for the same period in 2010, a decrease of $9.8 million, or 11.5%.  Compensation and benefits expense decreased $10.8 million, which was partially offset by an increase in non-compensation expenses of $1.0 million.

We recorded a net loss of $15.7 million, or $0.51 per diluted share, for the three months ended September 30, 2011 compared with net income of $3.8 million, or $0.11 per diluted share, for the three months ended September 30, 2010.  Our non-GAAP operating net loss, which excludes certain compensation expenses, was $14.6 million, or $0.47 per diluted share, for the three months ended September 30, 2011 compared with non-GAAP operating net income of $5.3 million, or $0.15 per diluted share, for the three months ended September 30, 2010.  See “–Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Period-to-Period
	2011	2010	$ Change	% Change
Revenues:
Investment banking	$32,071	$38,398	$(6,327)	(16.5)%
Commissions	35,107	28,199	6,908	24.5
Principal transactions, net	(19,917)	16,716	(36,633)	N/M
Interest and dividend income	2,028	3,184	(1,156)	(36.3)
Investment advisory fees	221	632	(411)	(65.0)
Other	881	2,485	(1,604)	(64.5)
Total revenues	50,391	89,614	(39,223)	(43.8)

Expenses:
Compensation and benefits	45,032	55,873	(10,841)	(19.4)
Non-compensation expenses:
Occupancy and equipment	5,793	5,702	91	1.6
Communications and data processing	8,893	8,111	782	9.6
Brokerage and clearance	5,380	4,314	1,066	24.7
Business development	5,144	4,863	281	5.8
Professional services	2,594	2,997	(403)	(13.4)
Interest	184	240	(56)	(23.3)
Other	2,574	3,306	(732)	(22.1)
Non-compensation expenses	30,562	29,533	1,029	3.5
Total expenses	75,594	85,406	(9,812)	(11.5)
(Loss) / income before income taxes	(25,203)	4,208	(29,411)	N/M
Income tax (benefit) / expense	(9,474)	385	(9,859)	N/M
Net (loss) / income	$(15,729)	$3,823	$(19,552)	N/M %

N/M—Not Meaningful

Three Month Non-GAAP Financial Measures

We reported our compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a non-GAAP basis (“Non-GAAP Financial Measures”) for the three months ended September 30, 2011 and 2010 in our September 30, 2011 Form 10-Q.  Each of the Non-GAAP Financial Measures for the three months ended September 30, 2011 excluded compensation and benefits expense related to the workforce reduction program.  Each of the Non-GAAP Financial Measures for the three months ended September 30, 2010 excluded compensation and benefits expense related to the amortization of IPO restricted stock awards, which were granted in November 2006 and fully vested in November 2010.  While we have granted restricted stock awards and other share-based compensation in connection with our regular compensation of employees and new hires, we do not expect to make any such substantial grants to employees as we did when we granted the restricted stock awards in connection with our IPO.

Our management utilized non-GAAP calculations in understanding and analyzing our financial results.  Specifically, our management believes that these Non-GAAP Financial Measures provided useful information by excluding the compensation and benefits expense related to the workforce reduction program and the amortization of the IPO restricted stock awards, which may not be indicative of our core operating results and business outlook. Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Such periods did not and likely will not include the impact of a significant workforce reduction program or substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

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

The following provides details with respect to reconciling compensation and benefits expense, compensation ratio, net income and diluted earnings per share on a GAAP basis for the three and nine months ended September 30, 2011 and 2010 to the aforementioned captions on a non-GAAP basis.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	(dollars in thousands, except per share information)

Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$45,032		$55,873
Adjustment to exclude certain compensation expenses	(1,783	)(a)	(2,597	)(b)
Non-GAAP operating compensation and benefits expense (c)	$43,249		$53,276

Compensation ratio (d):
Compensation ratio - GAAP basis	89.4%		62.3%
Non-GAAP operating compensation ratio (c)	85.8%		59.5%

Net (loss) / income:
Net (loss) / income - GAAP basis	$(15,729)		$3,823
Adjustment to exclude certain compensation expenses, net of tax benefit	1,113	(a)	1,465	(b)
Non-GAAP operating net (loss) / income (c)	$(14,616)		$5,288

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$(0.51)		$0.11
Adjustment to exclude certain compensation expenses, net of tax benefit	0.04	(a)	0.04	(b)
Non-GAAP operating diluted earnings per share (c)	$(0.47)		$0.15

(a)	The adjustment represents the exclusion of the compensation expense related to the workforce reduction program effective during the third quarter of 2011.
(b)

The adjustment represents the exclusion of the compensation expense related to the amortization of the IPO restricted stock awards, which were granted to employees in November 2006 and fully vested in November 2010.

(c)	A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.
(d)	The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

Revenues

Investment Banking

Investment banking revenue was $32.1 million for the three months ended September 30, 2011 compared with $38.4 million for the same period in 2010, a decrease of $6.3 million, or 16.5%.  M&A and advisory revenue increased $4.0 million, or 21.6%, to $22.5 million for the three months ended September 30, 2011 compared with $18.5 million for the same period in 2010.  This increase was primarily due to a higher number of M&A engagements completed in the third quarter of 2011 compared with the same period in 2010.  Capital markets revenue was $9.6 million for the three months ended September 30, 2011 compared with $19.9 million for the same period in 2010, a decrease of $10.3 million, or 51.8%, primarily due to a lower number of U.S. equity capital market transactions in the third quarter of 2011 as the total capital raising for banking companies decreased significantly.

Commissions

Commissions revenue increased $6.9 million, or 24.5%, to $35.1 million for the three months ended September 30, 2011 compared with $28.2 million for the same period in 2010.  U.S. equity commissions increased $4.8 million, or 24.4%, to $24.5 million for the three months ended September 30, 2011 compared with $19.7 million for the same 2010 period, primarily due to higher trading volumes.  Non-U.S. equity commissions increased $2.1 million, or 24.7%, to $10.6 million for the three months ended September 30, 2011 compared with $8.5 million for the same period in 2010, primarily due to higher trading volumes.

Principal Transactions, Net

Principal transactions, net revenue was negative $19.9 million for the three months ended September 30, 2011 compared with revenue of $16.7 million for the same period in 2010.  Trading for our own account, including firm investments, resulted in negative revenue of $17.0 million for the three months ended September 30, 2011 compared with revenue of $4.2 million for the same period in 2010 and equity market making resulted in negative revenue of $7.0 million for the three months ended September 30, 2011 compared with negative revenue of $1.2 million for the same period in 2010, reflecting the third biggest quarterly decline in the KBW Bank Index since its inception 20 years ago, including a drop of 17% over a three day period in early August and a sharp increase in volatility levels.  Fixed income revenue was $5.0 million for the three months ended September 30, 2011 compared with $14.0 million for the same period in 2010, primarily attributable to reduced client activity due to overall market volatility.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in negative revenue of $0.9 million for the three months ended September 30, 2011 compared with negative revenue of $0.3 million for the same period in 2010.

Interest and Dividend Income

Interest and dividend income was $2.0 million for the three months ended September 30, 2011 compared with $3.2 million for the same period in 2010, a decrease of $1.2 million, or 36.3%.  The decrease was primarily due to lower average holdings of interest bearing assets.

Other

Other revenues were $0.9 million for the three months ended September 30, 2011 compared with $2.5 million for the same period in 2010, a decrease of $1.6 million, or 64.5%.  The decrease was primarily due to lower fees earned by the loan portfolio sales group in the third quarter of 2011 compared with the same period in 2010.

Expenses

Compensation and Benefits

Compensation and benefits expense decreased $10.8 million, or 19.4%, to $45.0 million for the three months ended September 30, 2011 compared with $55.9 million for the same period in 2010.  Non-GAAP operating compensation and benefits as a percentage of total revenue (“compensation ratio”) was 85.8% for the three months ended September 30, 2011 compared with a non-GAAP operating compensation ratio, after adjusting for expenses associated with the IPO restricted stock awards, of 59.5% for the same period in 2010. See “-Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $8.9 million for the three months ended September 30, 2011 compared with $8.1 million for the same period in 2010, an increase of $0.8 million, or 9.6%.  The increase was primarily due to higher market data costs in the third quarter of 2011 compared with the same period in 2010.

Business Development

Business development expense was $5.1 million for the three months ended September 30, 2011 compared with $4.9 million for the same period in 2010, an increase of $0.3 million, or 5.8%.  The increase was primarily due to higher travel and entertainment expenses in the third quarter of 2011 compared with the same period in 2010.

Professional Services

Professional services expense decreased $0.4 million, or 13.4%, to $2.6 million for the three months ended September 30, 2011 compared with $3.0 million for the same period in 2010.  The decrease was primarily due to lower consulting costs in the third quarter of 2011 compared with the same period in 2010.

Other

Other expenses decreased $0.7 million, or 22.1%, to $2.6 million for the three months ended September 30, 2011 compared with $3.3 million for the same period in 2010.  The decrease was primarily due to a lower foreign currency loss in the third quarter of 2011 compared with the same period in 2010.

Income Tax (Benefit) / Expense

Income tax benefit was $9.5 million for the three months ended September 30, 2011, which resulted in an effective tax rate of 37.6%, compared with income tax expense of $0.4 million for the same period in 2010, which resulted in an effective tax rate of 9.1%.  The change in tax expense to benefit was due to the Company’s pretax loss while the rate increase was primarily the result of the release of prior period reserves for uncertain tax positions during the same period in 2010.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Overview

Total revenues were $209.6 million for the nine months ended September 30, 2011 compared with $328.7 million for the same period in 2010, a decrease of $119.1 million, or 36.2%.  This decrease was primarily due to decreases in principal transactions, net revenues and investment banking, partially offset by an increase in commissions revenue.

Total expenses were $233.9 million for the nine months ended September 30, 2011 compared with $289.4 million for the same period in 2010, a decrease of $55.5 million, or 19.2%.  Compensation and benefits expense decreased $62.2 million, which was partially offset by an increase in non-compensation expenses of $6.8 million.

We recorded a net loss of $15.3 million, or $0.49 per diluted share, for the nine months ended September 30, 2011 compared with net income of $23.6 million, or $0.65 per diluted share, for the nine months ended September 30, 2010.  Our non-GAAP operating net loss, which excludes certain compensation expenses, was $14.2 million, or $0.46 per diluted share, for the nine months ended September 30, 2011 compared with non-GAAP operating net income of $27.7 million, or $0.76 per diluted share, for the nine months ended September 30, 2010.  See “–Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Nine Months Ended
	September 30,		Period-to-Period
	2011	2010	$ Change	% Change
Revenues:
Investment banking	$84,923	$169,533	$(84,610)	(49.9)%
Commissions	101,726	99,701	2,025	2.0
Principal transactions, net	9,375	39,025	(29,650)	(76.0)
Interest and dividend income	8,383	9,738	(1,355)	(13.9)
Investment advisory fees	806	1,423	(617)	(43.4)
Other	4,393	9,310	(4,917)	(52.8)
Total revenues	209,606	328,730	(119,124)	(36.2)

Expenses:
Compensation and benefits	140,561	202,810	(62,249)	(30.7)
Non-compensation expenses:
Occupancy and equipment	17,081	16,817	264	1.6
Communications and data processing	26,676	23,926	2,750	11.5
Brokerage and clearance	14,876	13,180	1,696	12.9
Business development	14,405	12,124	2,281	18.8
Professional services	10,932	12,210	(1,278)	(10.5)
Interest	849	765	84	11.0
Other	8,519	7,520	999	13.3
Total non-compensation expenses	93,338	86,542	6,796	7.9
Total expenses	233,899	289,352	(55,453)	(19.2)
(Loss) / income before income taxes	(24,293)	39,378	(63,671)	N/M
Income tax (benefit) / expense	(8,957)	15,778	(24,735)	N/M
Net (loss) / income	$(15,336)	$23,600	$(38,936)	N/M %

N/M—Not Meaningful

Nine Month Non-GAAP Financial Measures

The following table reconciles GAAP compensation and benefits expense, compensation ratio, net income and diluted earnings per share for the nine months ended September 30, 2011 and 2010 to these items on a non-GAAP basis for the same respective periods.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	(dollars in thousands, except per share information)
Compensation and benefits expense:
Compensation and benefits expense - GAAP basis	$140,561		$202,810
Adjustment to exclude certain compensation expenses	(1,783	)(a)	(7,260	)(b)
Non-GAAP operating compensation and benefits expense (c)	$138,778		$195,550

Compensation ratio (d):
Compensation ratio - GAAP basis	67.1%		61.7%
Non-GAAP operating compensation ratio (c)	66.2%		59.5%

Net (loss) / income:
Net (loss) / income - GAAP basis	$(15,336)		$23,600
Adjustment to exclude certain compensation expenses, net of tax benefit	1,126	(a)	4,087	(b)
Non-GAAP operating net (loss) / income (c)	$(14,210)		$27,687

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$(0.49)		$0.65
Adjustment to exclude certain compensation expenses, net of tax benefit	0.03	(a)	0.11	(b)
Non-GAAP operating diluted earnings per share (c)	$(0.46)		$0.76

(a)	The adjustment represents the exclusion of the compensation expense related to the workforce reduction program effective during the third quarter of 2011.
(b)

The adjustment represents the exclusion of the compensation expense related to the amortization of the IPO restricted stock awards, which were granted to employees in November 2006 and fully vested in November 2010.

(c)	A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.
(d)	The compensation ratio was calculated by dividing compensation and benefits expense by total revenues for each respective period.

See the section entitled “–Three Month Non-GAAP Financial Measures” for a discussion regarding the reasons why management believes a presentation of Non-GAAP Financial Measures provides useful information for investors regarding our financial condition and results of operations.

Revenues

Investment Banking

Investment banking revenue was $84.9 million for the nine months ended September 30, 2011 compared with $169.5 million for the same period in 2010, a decrease of $84.6 million, or 49.9%.  M&A and advisory revenue was $38.9 million for the nine months ended September 30, 2011 compared with $49.4 million for the same period in 2010, a decrease of $10.5 million, or 21.3%, primarily due to fewer completed advisory engagements in 2011.  Capital markets revenue was $46.0 million for the nine months ended September 30, 2011 compared with $120.1 million for the same period in 2010, a decrease of $74.1 million, or 61.7%, primarily due to a significantly lower number of U.S. equity capital market transactions in 2011 as the total capital raising for banking companies decreased significantly.

Commissions

Commissions revenue increased $2.0 million, or 2.0%, to $101.7 million for the nine months ended September 30, 2011 compared with $99.7 million for the same period in 2010.  Non-U.S. equity commissions increased $3.9 million, or 14.7%, to $30.4 million for the nine months ended September 30, 2011 compared with $26.5 million for the same period in 2010, primarily attributable to higher trading volumes.  U.S. equity commissions were $71.3 million for the nine months ended September 30, 2011 compared with $73.2 million for the same 2010 period, a decrease of $1.9 million, or 2.6%, primarily due to lower trading volumes.

Principal Transactions, Net

Principal transactions, net revenue was $9.4 million for the nine months ended September 30, 2011 compared with $39.0 million for the same period in 2010, a decrease of $29.7 million, or 76.0%.  Trading for our own account, including firm investments, resulted in negative revenue of $9.0 million for the nine months ended September 30, 2011 compared with revenue of $8.8 million for the same period in 2010 and equity market making resulted in negative revenue of $9.4 million for the nine months ended September 30, 2011 compared with negative revenue of $3.2 million for the same period in 2010, reflecting the significant decline in global equity markets in the third quarter.  Fixed income revenue was $25.6 million for the nine months ended September 30, 2011 compared with $33.9 million for the same period in 2010, primarily due to reduced client activity reflecting widening credit spreads.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in revenue of $2.2 million for the nine months ended September 30, 2011 compared with negative revenue of $0.5 million for the same period in 2010.

Interest and Dividend Income

Interest and dividend income was $8.4 million for the nine months ended September 30, 2011 compared with $9.7 million for the same period in 2010, a decrease of $1.4 million, or 13.9%.  The decrease was primarily due to lower average holdings of interest bearing assets.

Other

Other revenues were $4.4 million for the nine months ended September 30, 2011 compared with $9.3 million for the same period in 2010, a decrease of $4.9 million, or 52.8%.  The decrease was primarily due to lower fees earned by the loan portfolio sales group in 2011 compared with the same period in 2010.

Expenses

Compensation and Benefits

Compensation and benefits expense was $140.6 million for the nine months ended September 30, 2011 compared with $202.8 million for the same period in 2010, a decrease of $62.2 million, or 30.7%.  Non-GAAP operating compensation and benefits as a percentage of total revenue (“compensation ratio”) was 66.2% for the nine months ended September 30, 2011 compared with a non-GAAP operating compensation ratio, after adjusting for expenses associated with the IPO restricted stock awards, of 59.5% for the same period in 2010. See “–Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Communications and Data Processing

Communications and data processing expense was $26.7 million for the nine months ended September 30, 2011 compared with $23.9 million for the same period in 2010, an increase of $2.8 million, or 11.5%.  The increase was primarily due to higher market data costs in 2011 compared with the same period in 2010.

Business Development

Business development expense was $14.4 million for the nine months ended September 30, 2011 compared with $12.1 million for the same period in 2010, an increase of $2.3 million, or 18.8%.  The increase was primarily due to higher travel and entertainment expenses in 2011 compared with the same period in 2010.

Professional Services

Professional services expense decreased $1.3 million, or 10.5%, to $10.9 million for the nine months ended September 30, 2011 compared with $12.2 million for the same period in 2010.  The decrease was primarily due to lower consulting costs in 2011 compared with the same period in 2010.

Income Tax (Benefit) / Expense

Income tax benefit was $9.0 million for the nine months ended September 30, 2011, which resulted in an effective tax rate of 36.9%, compared with $15.8 million income tax expense for the same period in 2010, which resulted in an effective tax rate of 40.1%.  The change in tax expense to benefit was due to a pretax loss while the decrease in rate was primarily due to higher state and local taxes for the same period in 2010.

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

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  ASC 825 permits the fair value option election, on an instrument by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Such election must be applied to the entire instrument and not only a portion of the instrument. We applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been accounted for at fair value prior to the fair value option election in accordance with the ASC 940, Financial Services-Broker and Dealers.

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

Our Level 3 assets were $75.0 million as of September 30, 2011, which represented approximately 14.6% of total assets and approximately 34.1% of total assets measured at fair value.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  In the event it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be recorded.

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

Contractual Obligations

As of September 30, 2011, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2010.  Investment commitments were $12.6 million, including $7.4 million to an affiliated fund, as of September 30, 2011.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of September 30, 2011, we had liquid assets of $196.3 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

Our dividend policy currently contemplates the payment of a quarterly cash dividend. On April 27, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of $1.8 million based on 36.5 million total shares outstanding on April 29, 2011, including shares underlying vested restricted stock units), which cash dividend was paid on June 15, 2011 to stockholders of record as of the close of business on June 3, 2011.  On July 28, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of $1.7 million based on 34.7 million total shares outstanding on July 29, 2011, including shares underlying vested restricted stock units), which cash dividend was paid on September 15, 2011 to stockholders of record as of the close of business on September 2, 2011.  On October 25, 2011, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.7 million based on approximately 34 million total shares outstanding on October 31, 2011, including shares underlying vested restricted stock units), which cash dividend will be paid on December 15, 2011 to stockholders of record as of the close of business on December 2, 2011.

On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management.  On October 26, 2011, our board of directors authorized an additional $50.0 million for its stock repurchase program.  During the three months ended September 30, 2011, we repurchased 1,803,383 shares of our common stock at an average price of $13.72 per share, for an aggregate purchase price of $24.7 million. As of September 30, 2011, we had $3.2 million remaining of total repurchase amount authorized under the program.

The dividend to be paid on December 15, 2011 and any additional purchases under our share repurchase program are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources. Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid in capital.

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

At September 30, 2011, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $110.1 million, or $107.6 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $33.4 million exceeded the capital resources requirement by approximately $24.9 million at September 30, 2011.

Cash Flows

Nine months ended September 30, 2011.  Cash decreased $45.1 million during the nine months ended September 30, 2011, primarily due to cash flows used in financing activities of $81.4 million, partially offset by cash provided by operating activities of $38.8 million.

Net income, after adjusting for non-cash expense and revenue items of $37.8 million, provided cash of $22.5 million.  The non-cash items consisted of expenses of $37.9 million resulting from the amortization of stock based compensation expense and $4.2 million related to depreciation and amortization expense, partially offset by a $4.2 million deferred income tax benefit. Cash of $145.0 million was used as a result of an increase in operating assets, primarily attributable to decreases in financial instruments owned, at fair value of $83.4 million and receivables from clearing brokers of $58.9 million.  Cash of $128.7 million was used as a result of a decrease in operating liabilities, primarily attributable to decreases in accrued compensation and benefits of $97.2 million and financial instruments sold, not yet purchased, at fair value of $26.1 million.

We used $2.7 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $81.4 million primarily as a result of the cancellation of shares of common stock related to the stock repurchase program, the cancellation of restricted stock in satisfaction of withholding tax requirements and cash dividends paid.

Nine months ended September 30, 2010.  Cash decreased $13.9 million during the nine months ended September 30, 2010, primarily due to cash used in financing activities of $15.5 million, partially offset by cash provided by operating activities of $5.4 million.

Net income, after adjusting for non-cash expense and revenue items of $34.8 million, provided cash of $58.4 million.  The non-cash items consisted of expenses of $34.5 million resulting from the amortization of stock-based compensation and $3.8 million related to depreciation and amortization, partially offset by a $3.5 million deferred income tax benefit. Cash of $93.1 million was used as a result of an increase in operating assets, primarily attributable to an increase in financial instruments owned, at fair value of $146.0 million, partially offset by decreases in receivables from clearing brokers and accounts receivable of $38.6 million and $15.0 million, respectively.  Cash of $40.1 million was provided as a result of an increase in operating liabilities, primarily attributable to increases in financial instruments sold, not yet purchased, at fair value of $59.4 million, partially offset by a decrease in accrued compensation and benefits of $19.3 million.

We used $3.0 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $15.5 million, primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned, including the market value of listed options and warrants, for the nine months ended September 30, 2011:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$208,068	$103,720	$158,646
Corporate and other debt	$100,504	$30,018	$64,298
U.S. Government and agency securities	$9,025	$—	2,529
Mortgage and other asset-backed securities	$127,826	$4,369	$36,180
Other investments	$59,550	$51,336	$57,056
Short Value:
Equities	$118,816	$57,991	$87,196
Corporate and other debt	$19,632	$5,414	$10,937
U.S. Government and agency securities	$62,650	$—	$18,957

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

Sentinel Litigation

On January 12, 2009, Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc., filed a lawsuit in the United States District Court for the Northern District of Illinois (the “Court”) against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC.  Ms. Rodriguez and Mr. Mohr were employed by Cohen & Company subsequent to being employed by Keefe and the complaint relates to activities by them at both Keefe and their subsequent employer.

The complaint alleges that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase.  The complaint alleges the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel; commercial bribery; violations of federal and state securities laws; violation of the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers.  The complaint specifies that Sentinel sustained a loss associated with the sale of securities sold by Keefe of $4.9 million and interrogatory responses from the Trustee in discovery now contend that Sentinel lost $5.6 million; however various causes of action in the complaint seek to recover amounts substantially in excess of that amount up to an amount in excess of $130 million, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities.  Keefe believes the claims are without merit and will defend these claims vigorously. On April 1, 2009, Keefe filed a Motion to Dismiss the Complaint.  On July 29, 2009, the court denied most of the relief sought in Keefe’s Motion to Dismiss, though it dismissed the Illinois Consumer Fraud Act claim and granted Keefe’s motion to sever the Trustee’s case against Keefe from the case against Cohen.  On August 29, 2010, Keefe served the Trustee with a Motion for Summary Judgment on Count VIII of the complaint.  On December 20, 2010, the Court granted a joint motion by Keefe and the trustee to stay the case for ninety days.  On March 15, 2011, the Court granted a joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through June 13, 2011.  On June 15, 2011, the Court granted another joint motion by Keefe and the Trustee to stay the case for an additional ninety days, through September 13, 2011.  On September 22, 2011, Keefe and the Trustee signed an agreement in principle setting forth the terms on which Keefe and the Trustee agreed to settle the claims against Keefe and the claims against Rodriguez, Mohr, and De St. Phalle relating to their employment with Keefe (the “Settlement”).  Keefe expects that, once a final settlement agreement is signed, the Settlement will be presented to the Court for approval.

On August 26, 2009, Keefe filed a Third-Party Complaint against Eric A. Bloom, the former President and CEO of Sentinel, and Charles K. Mosley, the former Senior Vice President and head trader of Sentinel, alleging fraud and seeking contribution for any damages for which Keefe is held liable to the Trustee.  The court stayed and severed this Third-Party Complaint on October, 7, 2009.

On May 21, 2009 the Trustee filed an additional complaint in the same court and against the same parties (the “Second Complaint”).  The Trustee claimed to be acting in the Second Complaint in his capacity as liquidation trustee and as an assignee of claims of Sentinel’s customers.  The Second Complaint makes substantially the same allegations as the complaint described above.  Keefe believes the claims in the Second Complaint are also without merit and will defend these claims vigorously.  On July 28, 2009, in Grede v. Bank of New York Mellon et al filed in the same court, in which the Trustee alleged similar customer claims as an assignee, the court dismissed the Trustee’s claims due to lack of standing.  The Trustee has appealed the court’s dismissal of Grede v. Bank of New York Mellon and, on August 19, 2009, the court stayed the Second Complaint while the Trustee’s appeal in Grede v. Bank of New York Mellon is pending.  On March 18, 2010, the Seventh Circuit reversed the district court, holding that the Trustee had standing to pursue the assigned customer claims against Bank of New York Mellon.  Currently, the Second Complaint remains stayed.  The Settlement also resolves all claims the Second Complaint alleged against Keefe and against Rodriguez, Mohr, and De St. Phalle relating to their employment with Keefe.

Item 1A.                          Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2011 (dollars in thousands, except per share information).

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 - July 31, 2011	—	$—	—	$27,906
August 1, 2011 -August 31, 2011	1,123,842	$14.00	1,111,183	$12,378
September 1, 2011 - September 30, 2011	697,123	$13.33	692,200	$3,156
TOTAL	1,820,965	$13.74	1,803,383

(1)

17,582 shares were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

(2)

On July 28, 2010 our board of directors approved and adopted a stock repurchase program, which authorizes management to repurchase up to $70.0 million worth of shares of our common stock from time to time (at prevailing market prices) in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management. This stock repurchase program, which was publicly announced on July 29, 2010, will terminate once the aggregate price of all shares repurchased under the program equals the maximum authorized repurchase amount of $70.0 million, although management may elect to terminate the program at an earlier time. On October 26, 2011, our board of directors authorized an additional $50.0 million for its stock repurchase program.

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

Date: November 4, 2011

KBW, INC.

	By:	/s/ THOMAS B. MICHAUD
		Name:	Thomas B. Michaud
		Title:	Chief Executive Officer

	By:	/s/ ROBERT GIAMBRONE
		Name:	Robert Giambrone
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.