Form 10-K
period 2011-12-31
KBW, INC.
filed 2012-02-28
CIK 1063494

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2011 was approximately $613 million. For purposes of this information, the then outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

         The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of February 17, 2012 was 32,023,165 which number includes 2,257,841 shares representing unvested restricted stock awards and excludes 850,798 shares underlying vested restricted stock units.

         Documents incorporated by reference:    Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with the 2012 annual meeting of stockholders to be held on June 12, 2012 are incorporated by reference in this Form 10-K. Such definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2011.

EX-10.16	FORM OF RESTRICTED STOCK AWARD AGREEMENT
EX-21.1:	LIST OF SUBSIDIARIES OF KBW, INC.
EX-23.1:	CONSENT OF KPMG LLP
EX-31.1:	CERTIFICATION
EX-31.2:	CERTIFICATION
EX-32.1:	CERTIFICATION
EX-32.2:	CERTIFICATION
EX-101	INTERACTIVE DATA

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

ii

        When we use the terms "KBW," "KBW, Inc.," "the Company," "we," "us" and "our," we mean the combined business of KBW, Inc., a Delaware corporation, and of its consolidated subsidiaries, unless the context otherwise indicates. All data provided herein is as of or for the period ended December 31, 2011 unless otherwise expressly noted.

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

        Our business is organized into three general service offerings: (i) investment banking, including mergers and acquisitions ("M&A") and other strategic advisory services, equity and fixed income securities offerings, and mutual thrift conversions, (ii) equity and fixed income sales and trading, and (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions. As of December 31, 2011, we ceased offering asset management services to clients.

        Within our full service business model, our focus includes bank and thrift holding companies, banks, thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts ("REITs"), consumer and specialty finance firms, financial processing companies and securities exchanges. As of December 31, 2011, our research department covered an aggregate of 679 financial services companies, including 440 companies in the United States and Canada, 153 in Europe and 86 in Asia. Our revenues are derived from a broad range of products and sectors within the financial services industry.

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

        We provide our investment banking, sales and trading and research services in the U.S., Europe and Asia through three wholly-owned operating subsidiaries: Keefe, Bruyette & Woods, Inc. ("Keefe"), a U.S. registered broker dealer headquartered in New York; Keefe, Bruyette & Woods Limited ("KBWL"), an investment firm in London, U.K. authorized and regulated in the U.K. by the Financial Services Authority and Keefe, Bruyette & Woods Asia Limited ("KBW Asia"), an investment firm headquartered in Hong Kong licensed and regulated in Hong Kong by the Securities and Futures Commission. We have additional offices in the U.S. in Atlanta, Boston, Chicago, Hartford, Houston, Richmond (Virginia) and San Francisco and an office in Tokyo, Japan. We manage these subsidiaries and provide these services as a single business available to our clients and customers on a global basis. Our research is prepared for global distribution, and we have sales, trading and investment banking personnel in each jurisdiction able to provide access to any of the markets we serve. We believe that sharing ideas within the Company and among customers on a global basis provides added value throughout our operations. We also invest in privately placed securities and limited partnerships for strategic purposes and make strategic principal investments in publicly traded securities.

        In 2012, the Company will mark its 50th anniversary. We remain one of the few publicly traded investment banks that has been independent through its entire history. We have had significant employee ownership throughout our history and believe that employee ownership has been an important element of our long term success with our continuing goal to provide best in class service to our clients and customers. The year 2011 marked the tenth anniversary of the tragedies of September 11, 2001, which directly affected our company. Our headquarters in the World Trade Center was destroyed and 67 employees, nearly half of our New York staff, perished that day. Five of our nine board members, including our co-CEO and Chairman, died. The employees of several departments, including equity trading and fixed income sales and trading and research, were nearly completely lost. Despite these losses, the depth of experience and longevity of our employee base and their personal commitment to rebuilding our company left us with people with the knowledge and commitment to continue, renew and significantly grow our business.

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

        Our investment banking business is currently structured to serve three segments of the financial services industry: banks and thrifts, insurance and diversified finance (which includes all other types of financial service businesses, such as mortgage REITs, broker dealers, asset managers, mortgage banks, and consumer and specialty finance firms). We offer services across the spectrum of market capitalizations. Our focus in the U.S. has traditionally been on small and mid cap companies, although we have provided services to large cap companies, reflecting the growth of our long term clients and opportunities that have arisen as large cap companies have sought access to our knowledgeable institutional customer base in capital markets offerings and independent specialized advice. We remain a leading authority on mutual thrift conversions. In Europe and Asia we have sought to build out both our capital markets and financial advisory practices with the addition of experienced individuals who are able to market our depth and global expertise. Many of our investment banking clients are also natural candidates for coverage by our research department. Our execution capabilities and range of service offerings enable us to continue serving these companies as they engage in more complex capital markets and strategic transactions.

        M&A and Strategic Advisory Services.    We provide a broad range of advice to our clients in relation to mergers, acquisitions and other corporate finance matters and are positioned to be involved at each stage of these transactions, from initial structuring to final execution. We have consistently been among the top ranking M&A advisors in the U.S. for companies in the financial services industry. The economic environment for financial services companies globally has resulted in a significant reduction in M&A activity for depositary and other financial institutions as asset valuations remain very uncertain. According to the American Banker, 2011 represented the lowest level of M&A activity in the U.S. bank and thrift industry since 1980. In the U.S. during 2011, there was a very significant decrease in the number of capital markets transactions compared to 2010 levels where a near record number of transactions were completed. In Europe, the continuing economic weakness and uncertainties in the Eurozone limited the ability of large financial institutions to engage in significant capital markets transactions. As a result of the weakness in the European markets, we significantly reduced our investment banking staffing focused on continental Europe in late 2011.

        Our advisory and related services to clients considering potential acquisitions of a target company or certain of its assets may include:

  •
  evaluating potential acquisition targets,

  •
  providing valuation analyses,

  •
  evaluating and proposing financial and strategic alternatives,

  •
  providing advice regarding the timing, structure and pricing of a proposed acquisition,

  •
  rendering, if appropriate, fairness opinions, and

  •
  assisting in negotiating and closing the acquisition.

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

        During 2011, equity capital markets transactions in the U.S. in which the Company participated as an underwriter or placement agent were down significantly from the record levels of 2010, reflecting the uncertain outlook in the U.S. and Global economies and the continuing potential impact on valuation of financial service companies. We believe that our market share of financial services industry transactions remains significant and that we remain well positioned to participate in future capital markets activity.

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

        We have access to major stock exchanges in the United States, Europe and Asia. As of December 31, 2011, our U.S. equity trading team made markets in approximately 1,000 Nasdaq and NYSE listed financial services stocks, convertible securities and warrants and consistently ranks among the top traders of financial services securities.

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

        Fixed Income Sales and Trading.    Our fixed income group conducts sales and trading operations in New York with sales branches in Atlanta, Boston, Chicago, Hartford and San Francisco. We trade and underwrite a wide range of fixed income securities, including mortgage-backed securities, U.S. Treasury and Federal Agency securities, a wide array of corporate bonds and preferred stock, including those issued by banks, insurance companies, REITs, and finance companies, including trust preferred or other capital securities and collateralized debt obligations comprised of such securities and bank-qualified municipal securities.

        Our balance sheet management group provides bank clients with valuation and restructuring strategies for the full range of securities and loans typically found on a bank's balance sheet. Our balance management group also includes our loan portfolio strategies team which is focused on providing loan valuation and transaction services as part of our effort to work with the government and private investors on bank recapitalizations and reorganizations. The ability to offer valuation services for loan portfolios has been an important element in helping investors understand opportunities related to capital markets transactions for financial institutions who own significant portfolios of these assets.

        Global Capital Markets.    Our Global Capital Markets Group, with employees in New York, London and Hong Kong, is responsible for overseeing our participation in equity and debt capital markets transactions. The group coordinates the marketing, distribution, pricing and stabilization of our managed offerings and our participation in offerings managed by others. Capital markets transactions often arise rapidly, as companies seek to maximize market opportunities, making the efforts of this group integral to our participation in capital markets activity.

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

        As of December 31, 2011, our research covered 679 domestic and international financial services companies such as bank and thrift holding companies, banks, thrifts, REITs, and specialty finance, insurance and securities firms and securities exchanges.

        The expansion of our research coverage in the U.S. has been an integral part of the expansion of our investment banking and sales activities. This model initially supported the expansion of services to the banking industry, followed by our growth into insurance and diversified financials, and in recent years, our sales and trading efforts and capital markets services for REITs, commercial real estate operating companies and home builders. Research on European and Asian financial companies has also been an integral part of the development of our European and Asian operations.

        Our U.S. based research analysts covered the equity securities of 440 companies in the United States and Canada as of December 31, 2011. Our U.S. and Canadian equity coverage as of December 31, 2011 is summarized in the following table:

Sector	Number of Companies
Banks and Thrifts
Regional Banks and Thrifts	172
Large Cap Banks and Thrifts	15
Trust and Custody Banks	3
Canadian Banks	5

Total	195
Insurance
Property Casualty Insurance	55
Life Insurance	18
Other Insurance	6

Total	79
Diversified Financials
Equity REITs	56
Specialty Finance	11
Asset Managers	19
Broker Dealers	19
Mortgage Finance	18
Exchange & Order Execution	12
Processing/Business Information	5
Financial Guarantors	1
REOC's	8
Homebuilders	5
Card Issuing/Payments	12

Total	166
Total U.S. Companies under coverage	440

        Our U.S. research team covers all segments of market capitalization across the financial services industry. The median market capitalization of companies covered in the United States and Canada was approximately $1.3 billion as of December 31, 2011.

        Our European research team covered 153 companies in diverse portions of the financial services sector predominantly in various countries in Europe and emerging markets as of December 31, 2011. The group covered 67 banks, including 64 commercial banks and 3 investment banks; 42 insurance companies, including 31 European insurers, 4 reinsurance companies and 7 integrated Lloyd's of London market vehicles. The group also covered 44 diversified financial companies including 17 asset and wealth managers, 8 consumer finance companies, 6 securities exchanges and IBDs, 5 private banks, 3 private equity companies, and 5 other miscellaneous financials. The median market capitalization of companies under coverage in Europe was approximately $3.4 billion as of December 31, 2011.

        Our Asia research team covered 86 companies in the financial services sector listed in various Asian countries including Japan, Hong Kong, Singapore, India, Indonesia, Korea, Malaysia and Australia as of December 31, 2011. The team covered 60 banks, 15 insurers, 4 exchanges, 4 diversified financial companies and 3 securities companies. The median market capitalization of companies under coverage in Asia was approximately $8.6 billion as of December 31, 2011.

        Globally our research teams produce a significant amount of analytical material, including daily notes, email and printed company reports, industry compilations, quarterly and annual outlooks and summary results and "strategic analysis" pieces. The research department supports our extensive sales and trading efforts by organizing and participating in an extensive client contact program, that includes sub-sector conferences, client-company marketing trips and direct access to analysts by investors. In addition, our numerous industry conferences put companies and investors together and provide valuable one-on-one contact with potential clients and customers who can observe the full strength of our investment banking, sales and trading and research capabilities in one forum.

        Our research provides the foundation for an International Financial Sector Index KBW Global (ex-U.S.) Financial Sector Index (KGX) and eight widely followed domestic industry indices: the KBW Bank Index (BKX), the KBW Regional Banking Index (KRX), the KBW Insurance Index (KIX), the KBW Capital Markets Index (KSX), the KBW Mortgage Finance Index (MFX), the KBW Premium Yield Equity REITs Index (KYX), the KBW Financial Sector Dividend Yield Index (KDX), and the KBW Property & Casualty Index (KPX). Similarly, our London based research team provides the foundation for the five European financial indices. These include: the KBW European Large-Cap Banking Index (KEBI-Euros and KEBID-US Dollars); the KBW European Mid & Small-Cap Banking Index (KMBI-Euros and KMBID-US Dollars); the KBW European Insurance Index (KEII-Euros and KEIID-US Dollars); the KBW Miscellaneous Financials Index (KMFI-Euros and KMFID-US Dollars); the KBW Emerging European Financials Index (KEEI-Euros and KEEID-US Dollars). The KBW indices have ten tradable exchange-traded funds licensed: KBW Bank Index (Index Ticker: BKXSM, ETF Ticker: KBWBSM); KBW Capital Markets Index (Index Ticker: KSXSM, ETF Ticker: KBWCSM); KBW Insurance Index (Index Ticker: KIXSM, ETF Ticker: KBWISM); KBW Regional Banking Index (Index Ticker: KRXSM, ETF Ticker: KBWRSM, KRSSM, KRUSM); KBW Financial Sector Dividend Yield Index (Index Ticker: KDXSM, ETF Ticker: KBWDSM); KBW Premium Yield Equity REIT Index (Index Ticker: KYXSM, ETF Ticker: KBWYSM); KBW Property and Casualty Insurance Index (Index Ticker: KPXSM, ETF Ticker: KBWPSM); and KBW Global (Ex. U.S.) Financial Sector Index (Index Ticker: KGXSM, ETF Ticker: KBWXSM).

Employees

        As of December 31, 2011, we had 537 employees. None of our employees are represented by any collective bargaining agreements. We have not experienced any work stoppages and believe that our relationship with our employees is good.

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

Regulation

        Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Keefe, our wholly owned subsidiary, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Accordingly, Keefe is subject to regulation and oversight by the SEC and the Financial Industry Regulatory Authority ("FINRA"), a self-regulatory organization which is subject to oversight by the SEC and adopts, and enforces rules governing the conduct, and examines the activities, of their member firms. State securities regulators also have regulatory or oversight authority over Keefe. FINRA was created in July 2007 through the consolidation of the National Association of Security Dealers ("NASD") and the member regulation, enforcement and arbitration functions of the New York Stock Exchange ("NYSE"). Our U.S. business may also be subject to regulation by non-U.S. governmental and regulatory bodies and authorities in other countries where we operate. KBWL, our U.K. broker-dealer subsidiary, is authorized and regulated by the U.K. Financial Services Authority ("FSA"). KBW Asia is licensed and regulated by the Hong Kong Securities and Futures Commission ("SFC"), and, as we expand our platform, may be potentially regulated by other Asian regulatory bodies in countries where it may conduct business.

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

        Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the compensation, conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Keefe is subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to FINRA for certain withdrawals of capital. There are also financial resources requirements of the FSA in the United Kingdom that apply to KBWL and of the Hong Kong Securities and Futures Commission that apply to KBW Asia.

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

Executive Officers

        Our executive officers and their ages and titles as of December 31, 2011 are set forth below.

        Thomas B. Michaud (47).    Mr. Michaud has been the Chief Executive Officer and President of KBW, Inc. since October 2011 and a Vice Chairman and director since its formation in August 2005. He previously served as Chief Operating Officer from August 2005 until October 2011. As the Chairman, CEO and President of Keefe, he oversees all components of the firm's coordinated brokerage operations, including sales and trading, capital markets and research. He began his career with us in 1986 as a credit trainee in the Bank Watch Department and transferred to the Research Department before joining our Equity Sales Team in 1988. He was named Director of Equity Sales and Executive Vice President in 1999. He became a director of Keefe in 1999, its Vice Chairman and Chief Operating Officer in 2001, its President in 2006 and its Chairman and CEO in October 2011. He is also the Chairman of KBWL and a director of KBW Asia. Mr. Michaud is a graduate of Middlebury College and earned an M.B.A. from the Stern School of Business at New York University. From 1994 until 2001, he was an elected member of the Representative Town Meeting of the Town of Greenwich, Connecticut. The Representative Town Meeting is the legislative body for the Town of Greenwich. He is also a member of the Board of Advisors of the Greenwich Chapter of the American Red Cross, a member of the board of directors of the Foreign Policy Association, a non-profit organization, and serves on the Middlebury College Capital Campaign Committee.

        Andrew M. Senchak (64).    Mr. Senchak has been Chairman of KBW, Inc. since October 2011 and a director since its formation in August 2005. He previously served as President and Vice Chairman from its formation until October 2011. He has been with our Investment Banking Department since 1985. In 1997, he became a director of Keefe as well as head of the Investment Banking Department, and was elected its Vice Chairman and its President in 2001. Mr. Senchak stepped down as President of Keefe in 2006 and as co-head of Investment Banking in January 2011. Mr. Senchak is also a director of KBWL and KBW Asia. Prior to joining the firm, Mr. Senchak taught Economics at Rutgers

University and spent two and a half years in Brazil with the Peace Corps. He received a B.A. in Liberal Arts from Lafayette College and earned a Ph.D. in Economics from Columbia University. Mr. Senchak is a member of the Board of Trustees of the National September 11 Memorial & Museum at the World Trade Center, the KBW Family Fund and the MacDowell Colony. He was on the board of WeatherWise USA, Inc., a private company, from 1996 to 2011.

        John G. Duffy (62).    Mr. Duffy has been a director of KBW, Inc. since its formation in August 2005. He served as Chairman and CEO from its formation until October 2011 and currently serves as Vice Chairman, a position he has held since October 2011. He joined us in 1978 as manager of our Bank Watch Department evaluating credit ratings for financial institutions nationwide. He became a director of Keefe in 1990, was named its Co-CEO and President in 1999 and its Chairman and CEO in 2001. Prior to that, Mr. Duffy was Executive Vice President in charge of Keefe's Investment Banking Department. Mr. Duffy is also Chairman of KBW Asia and a director of KBWL. He is a graduate of the City College of New York. Mr. Duffy serves on the U.S. Advisory Board of Trustees of the UCD Michael Smurfit Graduate School of Business in Dublin, Ireland. In addition, he is a trustee of The Ursuline School in New Rochelle, New York, Cardinal Hayes High School in Bronx, New York and the Cardinal and Gold Fund. He is also a director of the American Ireland Fund and of JBJ Holdings, a privately-held food distribution company in Walnut Creek, California. He also serves on the Advisory Council of the Weissman Center for International Business at Baruch College.

        Robert Giambrone (57).    Mr. Giambrone has served as our Chief Financial and Administrative Officer and as an Executive Vice President since 2002. Prior to joining us, Mr. Giambrone was an Executive Director of the Asset Management Division of Morgan Stanley from 1995 to 2002. Mr. Giambrone was a director of KBW, Inc. from April 2006 until completion of its IPO in November 2006.

        Mitchell B. Kleinman (57).    Mr. Kleinman has served as General Counsel of Keefe since 1998, as an Executive Vice President of Keefe since 2002 and as General Counsel and an Executive Vice President of KBW, Inc. since its formation in August 2005. Prior to joining Keefe, Mr. Kleinman was a partner in the law firm of Brown & Wood LLP (now Sidley Austin LLP).

Item 1A.    Risk Factors

Risks Related to Our Business

Uncertain economic conditions have had, and may continue to have, an impact on the financial services industry, which is the industry on which we focus.

        We focus on the financial services industry, which has experienced unprecedented change and volatility in recent years. Although the risk of failures of large financial institutions in the U.S. has abated, the financial services industry remains subject to significant pressures. There remain substantial uncertainties, particularly in the area of sovereign risk and its potential impact on the financial services sector in Europe. The economic uncertainties affecting the financial industry may cause us to face some or all of the following risks:

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

        In June 2010, the U.K. government announced the breakup of its chief financial regulator, the Financial Services Authority, into separate agencies. As currently contemplated, the government's plan is to transfer prudential supervision for banks, insurers and major investment firms to a subsidiary of the Bank of England, the Prudential Regulation Authority (PRA), and to rename the FSA the Financial Conduct Authority (FCA), which will focus on consumer protection and market regulation. The intention is that the 'twin peaks' style regulatory model will be up and running in early 2013.

        The FSA recently announced the implementation of a transition step during the remainder of the FSA's remaining time as a regulator where it is introducing an FSA of a 'twin peaks' model designed to deliver, as far as possible, a model that will replicate that to be adopted by the PRA and FCA. It is unclear what the ultimate effect this reform will have on our business in the U.K. This reform may result in calls to increase capital and to impose new liquidity requirements, and may impose other additional obligations and taxes on our U.K. operations. As a result, these changes could adversely affect our revenue, limit our ability to pursue business opportunities, negatively impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our U.K. businesses.

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

        We derive a significant portion of our revenues from our sales and trading business. Commissions accounted for approximately 48%, 31% and 37%, respectively, of our revenues in the years ended December 31, 2011, 2010 and 2009. Along with other securities firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. We believe we may experience competitive pressures in these and other as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to customers in order to win their trading business. In addition, our sustained commitment to maintaining and improving our comprehensive research coverage in the financial services sector to support our sales and trading business may require us to make substantial investments in our research capabilities, further pressuring our profit margins. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our securities business may decline and our business, financial condition and results of operations may be adversely affected.

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

        Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. Furthermore, we are dependent on the systems and operations of our clearing brokers in the United States and the United Kingdom. If any of our systems or the systems of clearing brokers do not operate properly or are disabled or if there are other shortcomings or failures in our or their internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, and disruption of our businesses, liability exposure, regulatory intervention or reputational damage.

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

        Over the past several years, we expanded business activities, including our European and Asian operations. These expansion efforts required and, in some cases, will continue to require investment in management personnel, facilities and financial and management systems and controls, all of which, in the absence of sufficient corresponding revenue growth, would cause our operating margins to decline from current levels.

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

        Asset management businesses have experienced a number of highly publicized regulatory inquiries concerning insider trading and other activities that focus on asset managers. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers. Regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties and may otherwise limit our ability to engage in certain activities.

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

        Our employees collectively own a substantial portion of the total shares of common stock entitled to vote and our five named executive officers collectively own approximately 7% of such shares of our outstanding common stock as of December 31, 2011. The percentage of employee holdings may increase as result of our practice of paying a portion of annual bonuses to certain employees in the form of restricted stock. A group of employees with a sufficient number of shares may be able to substantially influence the election of directors, exert significant control over our management and policies and, in general, largely determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Such persons may be able to prevent or cause a change in control of our company even if other stockholders oppose them.

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

        We have in the past granted restricted stock awards to certain employees in connection with year-end bonus compensation (the "Year-End Stock Awards") and as part of our hiring procedures. As of February 17, 2012, 2,257,841 shares pertaining to such awards remain unvested, and therefore may not be traded or disposed of by the award recipient. Year-End Stock Awards, which have been granted in February of each year since the IPO, generally are freed from trading restrictions in equal one-third installments on each of the first, second and third anniversaries of their grant.

        Under our Company trading policy, employees may trade our common stock only during certain "window" periods throughout the year. The time frame of any such window period may be adjusted by senior management, if in their discretion such adjustment is determined to be advisable. Sales of shares of common stock by our officers and employees upon the removal of any of the above-described trading restrictions may result in a decrease in the trading price of our common stock and restrict our ability to raise additional capital through the issuance of equity securities.

        We currently have on file with the SEC an "universal" shelf registration statement on form S-3, which enables us to sell, from time to time, our common stock and other securities covered by the registration statement in one or more public offerings. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        Our dividend policy contemplates the payment of a dividend on all then-outstanding shares of common stock. Since the IPO, restricted stock grants to employees have formed a component of our compensation policy, and have therefore steadily increased our total number of shares outstanding. Such restricted shares are entitled to receive dividends, and payments of dividend equivalents are also required on restricted stock units. Any future issuances of common stock, including but not limited to issuances pursuant to our existing benefit plans, will increase the number of outstanding shares of common stock (which may be reduced to the extent we retire shares acquired under our stock repurchase program) and consequently require more cash to pay dividends at the dividend rate set forth in our dividend policy. On October 26, 2011, our board of directors authorized an additional $50.0 million for the stock repurchase program. Previously the board had authorized up to $70.0 million of cash to buy back shares of our common stock. As of December 31, 2011, we had utilized approximately $71.3 million of our authorization to repurchase shares.

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

There may be contractual, legal and other restrictions that could prevent us from paying cash dividends on our common stock and, as a result, you may not receive any return on your investment unless you sell your common stock for a price greater than the price for which you paid.

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

        The complaint alleged that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleged the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel, commercial bribery, violations of federal and state securities laws, violation of the Illinois Consumer Fraud Act, negligence, unjust enrichment, and avoidance and recovery of fraudulent transfers. The complaint specified that Sentinel sustained a loss associated with the sale of securities sold by Keefe and various causes of action in the complaint sought to recover amounts substantially in excess of that amount up to an amount in excess of $130 million, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. On November 8, 2011, the Court approved a final settlement agreement whereby Keefe and the Trustee agreed to settle the claims against Keefe and the claims against Rodriguez, Mohr, and De St. Phalle relating to their employment with Keefe.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NYSE under the symbol "KBW".

        The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock, as quoted on the NYSE.

	2011		2010
	High	Low	High	Low
Fourth Quarter	$15.50	$12.44	$28.24	$23.01
Third Quarter	18.91	12.80	25.81	21.31
Second Quarter	26.13	18.34	29.95	21.44
First Quarter	$29.02	$24.14	$28.06	$23.76

        As of December 31, 2011, there were 763 holders of record of our common stock. However, we believe the number of beneficial owners of our common stock exceeds this number.

        Cash dividends per share of common stock (declared and paid):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	—	—	$0.05	$1.05
2011	$0.05	$0.05	$0.05	$0.05

        Pursuant to a dividend policy adopted by our board of directors, a dividend of $0.05 per share was declared and paid in each of the quarters of 2011 and the third and fourth quarters of 2010. In addition, a special cash dividend of $1.00 per share was declared and paid in the fourth quarter of 2010. On February 22, 2012, the Company's board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock. The dividend is payable on March 15, 2012 to shareholders of record on March 5, 2012.

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

        On February 24, 2012, the last reported sales price for our common stock on the NYSE was $16.93 per share.

        Information relating to compensation plans under which our common stock is authorized for issuance will be set forth in our definitive proxy statement for our annual meeting of stockholders to be held on June 12, 2012 (to be filed within 120 days after December 31, 2011) (the "Proxy Statement for the 2012 Annual Meeting of Stockholders") and is incorporated by reference in Part III, Item 12.

        The table below sets forth the information with respect to purchases made by or on behalf of KBW, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2011 (dollars in thousands, except per share information):

Period	Total Number of Shares Purchased(1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	109,200	$13.65	109,200	$51,665
November 1, 2011 to November 30, 2011	227,300	$13.07	227,300	$48,695
December 1, 2011 to December 31, 2011	2,201	$15.18	—	$48,695

TOTAL	338,701	$13.27	336,500

(1)
2,201 shares were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

(2)
In July 2010, our board of directors approved and adopted a stock repurchase program, which authorizes management to repurchase up to $70.0 million worth of shares of our common stock from time to time (at prevailing market prices) in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management. In October 2011, our board of directors authorized an additional $50.0 million for its stock repurchase program. This stock repurchase program will terminate once the aggregate price of all shares repurchased under the program equals the maximum authorized repurchase amount, although management may elect to terminate the program at an earlier time.

(3)
All shares were immediately retired upon purchase by us.

Item 6.    Selected Financial Data

        Set forth below is selected consolidated financial and other data of KBW as of and for the five years ended December 31, 2011.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share information)
Revenues:
Investment banking	$98,739	$208,913	$160,450	$163,664	$226,464
Commissions	128,069	133,560	142,015	192,752	165,803
Principal transactions, net	21,403	53,964	63,611	(142,962)	(7,520)
Interest and dividend income	10,068	13,125	10,524	24,687	37,612
Investment advisory fees	1,009	3,194	2,826	1,197	1,751
Other	5,223	13,101	7,728	2,879	3,418

Total revenues	264,511	425,857	387,154	242,217	427,528

Expenses:
Compensation and benefits	183,367	263,633	236,159	226,311	257,070
Occupancy and equipment	22,707	22,460	21,639	19,831	18,722
Communications and data processing	35,089	32,365	28,464	27,743	24,283
Brokerage and clearance	16,054	17,747	17,203	24,244	22,967
Business development	17,705	16,529	14,328	16,115	16,601
Professional services	13,743	15,425	15,410	14,210	11,987
Interest	1,017	1,104	1,151	4,603	14,732
Restructuring charges	14,952	—	—	—	—
Other	10,952	11,509	9,942	11,165	11,761

Total expenses	315,586	380,772	344,296	344,222	378,123

(Loss) / income before income taxes	(51,075)	45,085	42,858	(102,005)	49,405
Income tax (benefit) / expense	(19,409)	18,457	19,251	(39,656)	22,113

Net (loss) / income	$(31,666)	$26,628	$23,607	$(62,349)	$27,292

Earnings per share(1):
Basic	$(1.02)	$0.71	$0.66	$(2.02)	$0.81
Diluted	$(1.02)	$0.71	$0.66	$(2.02)	$0.81
Dividends declared per common share	$0.20	$1.10	$—	$—	$—
Weighted average number of common shares outstanding(1):
Basic	31,698,410	32,428,945	31,448,074	30,838,361	30,654,058
Diluted	31,698,410	32,428,945	31,448,074	30,838,361	30,654,058
Consolidated Statements of Financial Condition Data:
Total assets	$519,099	$699,657	$631,368	$571,466	$864,450
Stockholders' equity	$383,153	$458,117	$449,069	$396,731	$448,426
Other Data (Unaudited):
Book value per common share	$13.27	$14.45	$14.60	$13.30	$15.31

(1)
Basic and diluted common shares outstanding were equal in each respective period under the two-class method. Accordingly, basic and diluted earnings per share for the year ended December 31, 2007 have been restated in accordance with ASC 260.

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

Overview

        We are a leading full service investment bank specializing in the financial services industry. Our principal activities are: (i) investment banking, including mergers and acquisitions and other strategic advisory services ("M&A"), equity and fixed income securities offerings, and mutual thrift conversions, (ii) equity and fixed income sales and trading, and (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions.

        Within our full service business model, our focus includes bank and thrift holding companies, banks, thrifts, insurance companies, broker-dealers, mortgage banks, asset management companies, mortgage and equity real estate investment trusts, and other real estate components, consumer and specialty finance firms, financial processing companies and securities exchanges. We emphasize serving investment banking clients in the small and mid cap segments of the financial services industry although our clients also include many large-cap companies. Our sales customers are primarily institutional investors.

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

Business Environment

        Global economic and financial market conditions can materially affect our financial performance. The Company's principal sources of revenue are derived from financial services sector capital markets, M&A and sales and trading of equity and fixed income securities. Economic uncertainties in the U.S. and global markets, including the failure to reach accord on fiscal solutions in Washington and in the Eurozone, remaining high unemployment, and the continuing uncertain regulatory environment in the banking and other financial industries, led to reduced capital raising activity and created volatility in equity markets. These factors negatively impacted our investment banking activity with very limited capital markets and M&A activity and resulted in lower market values for financial services industry securities during 2011.

        The ongoing negative investor sentiment regarding the financial services industry is demonstrated across the KBW banking indices. In the U.S., the KBW Bank Index declined by 25% for the year ended December 31, 2011 while the KBW Regional Banking Index declined by 7%. In Europe, the KBW European Large-Cap Banking Index declined by 36% and the KBW European Mid & Small-Cap Banking Index declined by 44% for the year ended December 31, 2011.

        It is difficult to predict how long these conditions will continue to negatively impact our overall revenues. We believe that we remain well capitalized and well positioned to assist our clients in raising capital and in providing needed advice in M&A and other transactions for the financial services industry in the U.S., Europe and Asia.

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Overview

        Total revenues were $264.5 million for the year ended December 31, 2011 compared with $425.9 million for the same period in 2010, a decrease of $161.3 million, or 37.9%. This decrease was primarily due to decreases in investment banking revenues of $110.2 million and principal transactions, net revenue of $32.6 million.

        Total expenses were $315.6 million for the year ended December 31, 2011 compared with $380.8 million for the same period in 2010, a decrease of $65.2 million, or 17.1%, primarily due to a decrease in compensation and benefits expense of $80.3 million, or 30.4%, which was partially offset by $15.0 million of restructuring charges incurred in 2011.

        We recorded a net loss of $31.7 million, or $1.02 per diluted share, for the year ended December 31, 2011 compared with net income of $26.6 million, or $0.71 per diluted share, for the year ended December 31, 2010. Our non-GAAP operating net loss, which excludes restructuring charges related to the workforce reduction program and the recognition for the fair value of lease and other contract obligations which we have ceased using, was $22.4 million, or $0.73 per diluted share for the year ended December 31, 2011, compared with non-GAAP operating net income of $31.6 million, or $0.86 per diluted share, after adjusting for the 2006 one-time restricted stock awards granted to employees in connection with our IPO, which were fully vested and amortized for the year ended December 31, 2010. See "—2011 and 2010 Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Restructuring

        Commencing in the third quarter of 2011, we undertook significant steps to reduce our workforce and certain other costs to better align our resources to the current business environment. These efforts continued through the first quarter of 2012 with further headcount reductions, including those related to our decision to exit the asset management business. As a result of the workforce reduction we have also consolidated our office workspace in New York City and terminated several market data services contracts. These actions resulted in restructuring charges to earnings relating to severance, lease obligations for space and contract termination costs in 2011. The workforce reductions were completed early in the first quarter of 2012.

        In exiting asset management we have initiated the full redemption of investors in our KBW Financial Services Funds and ended the capital commitment period of our KBW Capital Partners I, L.P. Investments in the KBW Capital Partners I, L.P. are now being externally managed. There was no significant cost associated with the exiting the asset management business other than severance. Future activity in this area will consist of finalizing the liquidation of the KBW Financial Services Funds during the first quarter of 2012 and the completion of the realization phase of the KBW Capital Partners I, L.P., which is expected to be completed in the next few years. These efforts are not expected to materially impact our results.

        The workforce reductions involved approximately 100 employees and resulted in severance costs of $7.0 million for 2011, and it is estimated that additional severance costs of approximately $2.4 million will be incurred in the first quarter of 2012. The annual salaries and benefits of employees included in the workforce reduction program was approximately $16 million. The consolidation of space in our New York office resulted in a charge for the remaining lease obligation of $7.6 million and the termination of several market data services contracts resulted in a charge of $0.4 million. The annual rent relating to the eliminated workspace is approximately $3 million. Terminated market data services contracts had annual fees of approximately $1 million. It is expected that these actions will result in lower related expenses beginning in 2012, although it is likely that certain increases in non-compensation and compensation and benefits costs in 2012 will offset some of these reductions.

        The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Year Ended December 31,		Period-to-Period
	2011	2010	$ Change	% Change
Revenues:
Investment banking	$98,739	$208,913	$(110,174)	(52.7)%
Commissions	128,069	133,560	(5,491)	(4.1)
Principal transactions, net	21,403	53,964	(32,561)	(60.3)
Interest and dividend income	10,068	13,125	(3,057)	(23.3)
Investment advisory fees	1,009	3,194	(2,185)	(68.4)
Other	5,223	13,101	(7,878)	(60.1)

Total revenues	264,511	425,857	(161,346)	(37.9)

Expenses:
Compensation and benefits	183,367	263,633	(80,266)	(30.4)
Non-compensation expenses:
Occupancy and equipment	22,707	22,460	247	1.1
Communications and data processing	35,089	32,365	2,724	8.4
Brokerage and clearance	16,054	17,747	(1,693)	(9.5)
Business development	17,705	16,529	1,176	7.1
Professional services	13,743	15,425	(1,682)	(10.9)
Interest	1,017	1,104	(87)	(7.9)
Restructuring charges	14,952	—	14,952	N/M
Other	10,952	11,509	(557)	(4.8)

Non-compensation expenses	132,219	117,139	15,080	12.9

Total expenses	315,586	380,772	(65,186)	(17.1)

(Loss) / income before income taxes	(51,075)	45,085	(96,160)	N/M
Income tax (benefit) / expense	(19,409)	18,457	(37,866)	N/M

Net (loss) / income	$(31,666)	$26,628	$(58,294)	N/M %

N/M—Not Meaningful

2011 and 2010 Non-GAAP Financial Measures

        We are reporting our total expenses, net (loss) / income and diluted earnings per share for the year ended December 31, 2011 and compensation and benefits expense, compensation ratio, total expenses, net (loss) / income and diluted earnings per share for the year ended December 31, 2010 on a non-GAAP basis ("Non-GAAP Financial Measures") in our 2011 Form 10-K. The Non-GAAP Financial Measures for the year ended December 31, 2011 exclude restructuring charges related to the workforce reduction program and contract termination costs for lease and other contract obligations recognized during the second half of 2011. Each of the Non-GAAP Financial Measures for the year ended December 31, 2010 excluded compensation and benefits expense related to the amortization of IPO restricted stock awards, which were granted in November 2006 and fully vested in November 2010. While we have granted restricted stock awards and other share-based compensation in connection with our regular compensation of employees and new hires, we do not expect to make any such substantial grants to employees as we did when we granted the restricted stock awards in connection with our IPO.

        Our management utilized non-GAAP calculations in understanding and analyzing our financial results. Specifically, our management believes that these Non-GAAP Financial Measures provided useful information by excluding the restructuring charges, related to the workforce reduction program and lease and other contract obligations recognized during the second half of 2011, and the amortization of the IPO restricted stock awards in 2010, which may not be indicative of our core operating results and business outlook. Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Such periods did not and likely will not include the impact of significant restructuring charges and substantial grants of restricted stock awards to employees such as the Company-wide IPO restricted stock awards. Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors' overall understanding of our current financial performance.

        A limitation of utilizing these Non-GAAP Financial Measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that our GAAP measures of compensation and benefits expense, compensation ratio, total expenses, net (loss) / income and diluted earnings per share and the same respective Non-GAAP Financial Measures of our financial performance should be considered together.

        The following provides details with respect to reconciling compensation and benefits expense, compensation ratio, total expenses, net (loss) / income and diluted earnings per share on a GAAP basis for the years ended December 31, 2011 and 2010 to the aforementioned captions on a non-GAAP basis:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	(dollars in thousands, except per share information)
Compensation and benefits expense:
Compensation and benefits expense—GAAP basis		$183,367		$263,633
Adjustment to exclude certain compensation expenses		—		(8,367	)(a)

Non-GAAP operating compensation and benefits expense(b)	$	N/A		$255,266

Compensation ratio(c):
Compensation ratio—GAAP basis		69.3%		61.9%
Non-GAAP operating compensation ratio(b)		N/A		59.9%
Total expenses:
Total expenses—GAAP basis		$315,586		$380,772
Adjustment to exclude certain compensation expenses		—		(8,367	)(a)
Adjustment to exclude restructuring charges		(14,952	)(d)	—

Non-GAAP operating total expenses(b)		$300,634		$372,405

Net (loss) / income:
Net (loss) / income—GAAP basis		$(31,666)		$26,628
Adjustment to exclude certain compensation expenses, net of tax benefit		—		4,945	(a)
Adjustment to exclude restructuring charges, net of tax benefit		9,270	(d)

Non-GAAP operating net (loss) / income(b)		$(22,396)		$31,573

Diluted earnings per share:
Diluted earnings per share—GAAP basis		$(1.02)		$0.71
Adjustment to exclude certain compensation expenses, net of tax benefit		—		0.15	(a)
Adjustment to exclude restructuring charges, net of tax benefit		0.29	(d)	—

Non-GAAP operating diluted earnings per share(b)		$(0.73)		$0.86

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

(d)
The adjustment represents the exclusion of restructuring charges, which includes compensation expense related to the workforce reduction program, certain lease obligations for office space and contract termination costs from actions implemented during the second half of 2011 to reduce costs.

Revenues

  Investment Banking

        Investment banking revenue was $98.7 million for the year ended December 31, 2011 compared with $208.9 million for the same period in 2010, a decrease of $110.2 million, or 52.7%. Capital markets revenue was $51.1 million for the year ended December 31, 2011 compared with a record $148.6 million for the same period in 2010, a decrease of $97.5 million, primarily due to a significantly lower number of U.S. equity capital market transactions for the year ended December 31, 2011 compared with the same period in 2010 as the total capital raised by all U.S. based financial services companies excluding REITs decreased to a ten year low. M&A and advisory revenue was $47.6 million for the year ended December 31, 2011 compared with $60.3 million for the same period in 2010, a decrease of $12.7 million, or 21.1%. This decrease was primarily due to a lower number of M&A engagements completed for the year ended December 31, 2011 reflecting the lowest number of announced U.S. bank mergers reported in more than thirty years.

  Commissions

        Commissions revenue was $128.1 million for the year ended December 31, 2011 compared with $133.6 million for the same period in 2010, a decrease of $5.5 million, or 4.1%. U.S. equity commissions were $90.2 million for the year ended December 31, 2011 compared with $96.0 million for the same 2010 period, a decrease of $5.8 million, or 6.0%, reflecting lower market trading volumes in financial services companies' stocks in 2011. Non-U.S. equity commissions were $37.9 million for the year ended December 31, 2011 compared with $37.6 million for the same period in 2010, an increase of $0.3 million, or 0.8%.

  Principal Transactions, Net

        Principal transactions, net revenue was $21.4 million for the year ended December 31, 2011 compared with $54.0 million for the same period in 2010, a decrease of $32.6 million, or 60.3%. Trading for our own account, including firm investments, resulted in negative revenue of $1.6 million for the year ended December 31, 2011 compared with revenue of $14.0 million for the same period in 2010 and equity market making resulted in negative revenue of $11.8 million for the year ended December 31, 2011 compared with negative revenue of $4.7 million for the same period in 2010, reflecting the significant decline in global equity markets in the financial services sector in 2011, particularly during the third quarter. Fixed income revenue was $32.4 million for the year ended December 31, 2011 compared with $42.8 million for the same period in 2010, primarily due to reduced client activity. The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in revenue of $2.3 million for the year ended December 31, 2011 compared with $1.8 million for the same period in 2010.

  Interest and Dividend Income

        Interest and dividend income was $10.1 million for the year ended December 31, 2011 compared with $13.1 million for the same period in 2010, a decrease of $3.1 million, or 23.3%. The decrease was primarily due to lower levels of interest bearing assets.

  Other

        Other revenues were $5.2 million for the year ended December 31, 2011 compared with $13.1 million for the same period in 2010, a decrease of $7.9 million, or 60.1%. The decrease was primarily due to lower fees earned on loan portfolio valuation and transaction services in 2011 compared with the same period in 2010.

Expenses

  Compensation and Benefits

        Compensation and benefits expense decreased $80.3 million, or 30.4%, to $183.4 million for the year ended December 31, 2011 compared with $263.6 million for the same period in 2010. Compensation and benefits expense as a percentage of total revenue ("compensation ratio") was 69.3% for the year ended December 31, 2011 compared with a non-GAAP operating compensation ratio, after adjusting for expenses associated with the IPO restricted stock awards, of 59.9% for the same period in 2010. The GAAP compensation ratio was 61.9% for the year ended December 31, 2010. See "—2011 and 2010 Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

  Communications and Data Processing

        Communications and data processing expense was $35.1 million for the year ended December 31, 2011 compared with $32.4 million for the same period in 2010, an increase of $2.7 million, or 8.4%. The increase was primarily due to higher market data costs for the year ended December 31, 2011 compared with the same period in 2010.

  Brokerage and Clearance

        Brokerage and clearance expense was $16.1 million for the year ended December 31, 2011 compared with $17.7 million for the same period in 2010, a decrease of $1.7 million, or 9.5%. The decrease was primarily due to lower clearance costs.

  Business Development

        Business development expense was $17.7 million for the year ended December 31, 2011 compared with $16.5 million for the same period in 2010, an increase of $1.2 million, or 7.1%. The increase was primarily due to higher travel and entertainment expenses for the year ended December 31, 2011 compared with the same period in 2010.

  Professional Services

        Professional services expense was $13.7 million for the year ended December 31, 2011 compared with $15.4 million for the same period in 2010, a decrease of $1.7 million, or 10.9%. The decrease was primarily due to lower consulting expenses for the year ended December 31, 2011 compared with the same period in 2010.

  Restructuring Charges

        Restructuring charges were $15.0 million for the year ended December 31, 2011. Workforce reductions resulted in severance costs of $7.0 million. The consolidation of space in our New York office resulted in a charge for the remaining lease obligation of $7.6 million and the termination of several market data services contracts resulted in a charge of $0.4 million.

  Income Tax (Benefit) / Expense

        Income tax benefit was $19.4 million for the year ended December 31, 2011, which resulted in an effective tax rate of (38.0%), compared with income tax expense of $18.5 million for the same period in 2010, which resulted in an effective tax rate of 40.9%. The change was, primarily due to the Company's pretax loss and an increase in permanent items.

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

        The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Year Ended December 31,		Period-to-Period
	2010	2009	$ Change	% Change
Revenues:
Investment banking	$208,913	$160,450	$48,463	30.2%
Commissions	133,560	142,015	(8,455)	(6.0)
Principal transactions, net	53,964	63,611	(9,647)	N/M
Interest and dividend income	13,125	10,524	2,601	24.7
Investment advisory fees	3,194	2,826	368	13.0
Other	13,101	7,728	5,373	69.5

Total revenues	425,857	387,154	38,703	10.0

Expenses:
Compensation and benefits	263,633	236,159	27,474	11.6

Non-compensation expenses:
Occupancy and equipment	22,460	21,639	821	3.8
Communications and data processing	32,365	28,464	3,901	13.7
Brokerage and clearance	17,747	17,203	544	3.2
Business development	16,529	14,328	2,201	15.4
Professional services	15,425	15,410	15	0.1
Interest	1,104	1,151	(47)	(4.1)
Other	11,509	9,942	1,567	15.8

Total non-compensation expenses	117,139	108,137	9,002	8.3

Total expenses	380,772	344,296	36,476	10.6

Income before income taxes	45,085	42,858	2,227	5.2
Income tax expense	18,457	19,251	(794)	(4.1)

Net income	$26,628	$23,607	$3,021	12.8%

2010 and 2009 Non-GAAP Financial Measures

        The following table reconciles GAAP compensation and benefits expense, compensation ratio, net income and diluted earnings per share for years ended December 31, 2010 and 2009 to these items on a non-GAAP basis for the same respective periods.

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

        See the section entitled "—2011 and 2010 Non-GAAP Financial Measures" for a discussion regarding the reasons why management believes a presentation of Non-GAAP Financial Measures provides useful information for investors regarding our financial condition and results of operations.

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

  Other

        Other revenues increased $5.4 million, or 69.5%, to $13.1 million for the year ended December 31, 2010 compared with $7.7 million for the same period in 2009. The increase was primarily due to higher fees earned on loan portfolio valuation and transaction services compared with the same period in 2009.

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

Liquidity and Capital Resources

        We are the parent company of Keefe, KBWL, KBW Asia and KBW Ventures, Inc. Dividends and other transfers from our subsidiaries are our primary source of funds to satisfy our capital and liquidity requirements. Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe, KBWL and KBW Asia to us. Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers and trade creditors of Keefe, KBWL and KBW Asia.

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

        We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations. As of December 31, 2011, we had liquid assets of $232.0 million, consisting of cash and cash equivalents and receivables from clearing brokers. From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time. We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

        Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source. We do not currently have any long term debt obligations and therefore, are not exposed to the breach of any debt covenants.

        We have a "universal" shelf registration statement on form S-3 on file with the SEC. This shelf registration statement would enable us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, senior debt securities, subordinated debt securities, warrants, stock purchase contracts, and stock purchase units. We may offer any of these securities independently or together in any combination with other securities and may consummate such offerings in rapid fashion and with little notice.

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

        Our dividend policy currently contemplates the payment of a quarterly cash dividend. Quarterly cash dividends of $0.05 per share were declared on February 16, 2011, April 27, 2011, July 28, 2011 and October 26, 2011. On February 22, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock, which cash dividend will be paid on March 15, 2012 to stockholders of record as of the close of business on March 5, 2012.

        On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management. On October 26, 2011, the Company's board of directors authorized an additional $50.0 million for its stock repurchase program. During the year ended December 31, 2011, we repurchased 3,785,000 shares of our common stock at an average price of $17.44 per share, for an aggregate purchase price of $66.0 million. As of December 31, 2011, we had $48.7 million remaining of total repurchase amount authorized under the program.

        The dividend to be paid on March 15, 2012 and any additional purchases under our share repurchase program are expected to be funded from available cash resources. Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time. If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources. Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid in capital.

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

        At December 31, 2011, Keefe's net capital under the SEC's Uniform Net Capital Rule was $90.9 million, or $86.7 million in excess of the minimum required net capital.

        KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBW Asia's total capital resources of $33.4 million exceeded the capital resources requirement by approximately $26.2 million at December 31, 2011.

  Cash Flows

        Year ended December 31, 2011.    Cash decreased $25.7 million for the year ended December 31, 2011, primarily due to cash flows used in financing activities of $88.1 million, partially offset by cash provided by operating activities of $65.4 million.

        Net loss, after adjusting for non-cash expense and revenue items of $45.3 million, provided cash of $13.7 million. The non-cash items consisted of expenses of $45.0 million resulting from the amortization of stock based compensation expenses, $5.5 million related to depreciation and amortization expense and $5.2 million related to a deferred income tax benefit. Cash of $157.8 million was provided as a result of a decrease in operating assets, primarily attributable to decreases in financial instruments owned, at fair value of $109.0 million and receivables from clearing brokers of $42.6 million. Cash of $106.0 million was used as a result of a decrease in operating liabilities, primarily attributable to decreases in accrued compensation and benefits of $80.8 million and financial instruments sold, not yet purchased, at fair value of $29.3 million.

        We used $3.1 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $88.1 million primarily as a result of the cancellation of shares of common stock related to the stock repurchase program and the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

        We used $3.7 million in our investing activities for the purchase of fixed assets. Cash used in financing activities was $59.6 million primarily as a result of dividends paid and the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

        Our Level 3 assets were $75.2 million as of December 31, 2011, which represented approximately 14% of total assets and approximately 39% of total assets measured at fair value.

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

Contractual Obligations

        Contractual obligations as of December 31, 2011 are as follows (dollars in thousands):

	Payments due by Period
	Total	2012	2013 - 2014	2015 - 2016	2017 and thereafter
Operating lease obligations	$68,548	$15,351	$29,690	$21,609	$1,898

        This excludes capital commitments that can be called at any time on private limited partnership investments of $11.9 million, including $7.4 million from affiliated funds limited to additional investments in existing portfolio holdings, at December 31, 2011. In addition, the table does not include reserves for income taxes that are not contractual obligations by nature. We cannot determine with any degree of certainty the amount that would be payable or the period of cash settlement to the respective taxing jurisdictions.

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

Recently Issued Accounting Standards, Not Yet Adopted

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We expect to adopt ASU 2011-05 on January 1, 2012. We are currently evaluating the presentation alternatives permitted under this new guidance. ASU 2011-05 will not have a monetary impact on our financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures, including quantitative information about the significant unobservable inputs used for all Level 3 measurements and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We expect to adopt ASU 2011-04 on January 1, 2012. We are currently evaluating the requirements of this new guidance and the potential impact on our financial statements.

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

        The following table sets forth our monthly high, low and average long/short financial instruments owned, including the market value of listed options and warrants, for the year ended December 31, 2011:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$208,068	$76,534	$140,379
Corporate and other debt	$100,504	$28,985	$60,378
U.S. Government and agency securities	$9,025	$—	1,945
Mortgage and other asset-backed securities	$127,826	$4,369	$36,149
Other investments	$59,550	$51,336	$57,070
Short Value:
Equities	$118,816	$48,298	$78,661
Corporate and other debt	$19,632	$5,414	$10,143
U.S. Government and agency securities	$62,650	$—	$16,646

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

        As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 was effective.

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

        The Company's independent registered public accounting firm has audited the Company's internal control over financial reporting as of December 31, 2011, as stated in its report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

        We have audited KBW, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBW, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, KBW, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBW, Inc.:

        We have audited the accompanying consolidated statements of financial condition of KBW, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBW, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBW, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 28, 2012

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$136,582	$162,272
Financial instruments owned, at fair value:
Equities	81,068	114,612
Corporate and other debt	28,985	93,599
Mortgage-backed securities	25,690	43,232
U.S. Government and agency securities	—	369
Other investments	58,758	51,336

Total financial instruments owned, at fair value:	194,501	303,148

Receivables from clearing brokers	95,383	138,212
Accounts receivable	8,368	26,691
Income taxes receivable	4,980	1,481
Fixed assets, at cost, less accumulated depreciation and amortization of $36,016 in 2011 and $30,663 in 2010	14,952	17,383
Other assets	64,333	50,470

Total assets	$519,099	$699,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$51,453	$75,470
Corporate debt	7,909	5,414
U.S. Government and agency securities	5,234	12,957

Total financial instruments sold, not yet purchased, at fair value:	64,596	93,841

Accrued compensation and benefits	36,097	116,589
Income taxes payable	9,539	9,161
Accounts payable, accrued expenses and other liabilities	25,714	21,949

Total liabilities	135,946	241,540

Stockholders' equity:
Preferred stock	—	—
Common stock	289	317
Paid-in capital	147,888	183,975
Retained earnings	246,939	285,677
Notes receivable from stockholders	—	(100)
Accumulated other comprehensive loss	(11,963)	(11,752)

Total stockholders' equity	383,153	458,117

Total liabilities and stockholders' equity	$519,099	$699,657

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share information)

	2011	2010	2009
Revenues:
Investment banking	$98,739	$208,913	$160,450
Commissions	128,069	133,560	142,015
Principal transactions, net	21,403	53,964	63,611
Interest and dividend income	10,068	13,125	10,524
Investment advisory fees	1,009	3,194	2,826
Other	5,223	13,101	7,728

Total revenues	264,511	425,857	387,154

Expenses:
Compensation and benefits	183,367	263,633	236,159
Occupancy and equipment	22,707	22,460	21,639
Communications and data processing	35,089	32,365	28,464
Brokerage and clearance	16,054	17,747	17,203
Business development	17,705	16,529	14,328
Professional services	13,743	15,425	15,410
Interest	1,017	1,104	1,151
Restructuring charges	14,952	—	—
Other	10,952	11,509	9,942

Total expenses	315,586	380,772	344,296

(Loss) / income before income taxes	(51,075)	45,085	42,858
Income tax (benefit) / expense	(19,409)	18,457	19,251

Net (loss) / income	$(31,666)	$26,628	$23,607

Earnings per common share:
Basic	$(1.02)	$0.71	$0.66
Diluted	$(1.02)	$0.71	$0.66
Dividends declared per common share	$0.20	$1.10	$—
Weighted average number of common shares outstanding:
Basic	31,698,410	32,428,945	31,448,074
Diluted	31,698,410	32,428,945	31,448,074

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share information)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at December 31, 2008	$—	$298	$137,618	$275,019	$(2,225)	$(13,979)	$396,731
Net income	—	—	—	23,607	—	—	23,607
Other comprehensive income, currency translation adjustment	—	—		—	—	3,556	3,556

Total comprehensive income							27,163

Amortization of stock-based compensation	—	—	36,646	—	—	—	36,646
Cancellation of 590,841 shares of restricted stock in satisfaction of withholding tax requirements	—	(6)	(14,843)	—	—		(14,849)
Purchase of 14,448 shares of common stock	—	—	(250)	—	—	—	(250)
Issuance of 1,521,170 shares of common stock	—	15	32,697	—	—	—	32,712
Restricted stock units converted	—	—	(2,939)	—	—	—	(2,939)
Stock-based awards vested	—	—	(29,569)	—	—	—	(29,569)
Excess net tax benefit related to stock-based awards		—	1,808	—	—	—	1,808
Repayment of notes receivable from stockholders	—	—		—	1,616	—	1,616

Balance at December 31, 2009	—	307	161,168	298,626	(609)	(10,423)	449,069
Net income	—	—	—	26,628	—	—	26,628
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(1,329)	(1,329)

Total comprehensive income							25,299

Dividends on common stock		—	—	(39,577)	—	—	(39,577)
Amortization of stock-based compensation	—	—	43,315	—	—	—	43,315
Cancellation of 768,723 shares of restricted stock in satisfaction of withholding tax requirements	—	(8)	(20,020)	—	—	—	(20,028)
Cancellation of 235,300 shares of common stock related to the stock repurchase program	—	(2)	(5,295)	—	—	—	(5,297)
Issuance of 1,956,308 shares of common stock	—	20	43,924	—	—	—	43,944
Stock-based awards vested	—	—	(43,745)	—	—	—	(43,745)
Excess net tax benefit related to stock-based awards	—	—	4,628	—	—	—	4,628
Repayment of notes receivable from stockholders	—	—	—	—	509	—	509

Balance at December 31, 2010	—	317	183,975	285,677	(100)	(11,752)	458,117
Net loss	—	—	—	(31,666)	—	—	(31,666)
Other comprehensive loss, currency translation adjustment	—	—	—	—	—	(211)	(211)

Total comprehensive loss							(31,877)

Dividends on common stock	—	—	—	(7,072)	—	—	(7,072)
Amortization of stock-based compensation	—	—	45,044	—	—	—	45,044
Cancellation of 687,681 shares of restricted stock in satisfaction of withholding tax requirements	—	(7)	(18,408)	—	—	—	(18,415)
Cancellation of 3,784,805 shares of common stock related to the stock repurchase program	—	(37)	(65,970)	—	—	—	(66,007)
Issuance of 1,646,114 shares of common stock	—	16	35,924	—	—	—	35,940
Restricted stock units converted	—	—	(929)	—	—	—	(929)
Stock-based awards vested	—	—	(34,830)	—	—	—	(34,830)
Excess net tax benefit related to stock-based awards awards	—	—	3,082	—		—	3,082
Repayment of notes receivable from stockholders	—	—	—	—	100	—	100

Balance at December 31, 2011	$—	$289	$147,888	$246,939	$—	$(11,963)	$383,153

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share information)

        Description of preferred stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued	Outstanding
$0.01	2011	10,000,000	—	—
$0.01	2010	10,000,000	—	—
$0.01	2009	10,000,000	—	—

        Description of common stock and details:

		Number of Shares
Par Value	December 31,	Authorized	Issued*	Outstanding*
$0.01	2011	140,000,000	28,875,610	28,875,610
$0.01	2010	140,000,000	31,701,982	31,701,982
$0.01	2009	140,000,000	30,749,697	30,749,697

(*)
These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net (loss) / income	$(31,666)	$26,628	$23,607
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Amortization of stock-based compensation	45,044	43,315	36,646
Depreciation and amortization	5,523	5,066	4,822
Deferred income tax (benefit) / expense	(5,220)	1,777	5,237
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	108,976	(129,086)	(43,427)
Receivables from clearing brokers	42,581	23,371	(30,833)
Accounts receivable	18,413	1,945	(8,943)
Income taxes receivable	(3,502)	(375)	32,162
Other assets	(8,652)	(9,019)	(4,744)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(29,317)	56,951	25,734
Short-term borrowings	—	—	(31,547)
Accrued compensation and benefits	(80,757)	6,350	8,299
Income taxes payable	371	(1,530)	708
Accounts payable, accrued expenses and other liabilities	3,654	(2,115)	2,725

Net cash provided by operating activities	65,448	23,278	20,446

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(3,109)	(3,723)	(4,730)

Net cash used in investing activities	(3,109)	(3,723)	(4,730)

Cash flows from financing activities:
Cash dividends paid	(7,072)	(39,577)	—
Issuance of shares of common stock	181	199	205
Purchase of shares of common stock	—	—	(250)
Cancellation of restricted stock in satisfaction of withholding tax requirements	(18,415)	(20,028)	(14,849)
Cancellation of shares of common stock related to the stock repurchase program	(66,007)	(5,297)	—
Excess net tax benefit related to stock-based awards	3,082	4,628	1,808
Repayment of notes receivable from stockholders	100	509	1,616

Net cash used in financing activities	(88,131)	(59,566)	(11,470)

Currency adjustment:
Effect of exchange rate changes on cash	102	(897)	3,953

Net (decrease) / increase in cash and cash equivalents	(25,690)	(40,908)	8,199
Cash and cash equivalents at the beginning of the period	162,272	203,180	194,981

Cash and cash equivalents at the end of the period	$136,582	$162,272	$203,180

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,713	$22,649	$17,412
Interest	$1,091	$903	$1,245

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share information)

(1) Organization and Basis of Presentation

        The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the "Company"), Keefe, Bruyette & Woods, Inc. ("Keefe"), Keefe, Bruyette & Woods Limited ("KBWL"), Keefe, Bruyette & Woods Asia Limited ("KBW Asia"), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority ("FINRA") and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States. KBWL is authorized and regulated by the U.K. Financial Services Authority ("FSA") and a member of the London Stock Exchange, Euronext, SIX Swiss Exchange and Deutsche Boerse. KBW Asia is a securities firm licensed and regulated by the Securities and Futures Commission in Hong Kong. Keefe's, KBWL's and KBW Asia's customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis. KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis and is responsible for clearance and settlement for both KBWL and KBW Asia.

(2) Summary of Significant Accounting Policies

(a)    Principles of Consolidation

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.

        The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. The usual condition for a controlling financial interest is ownership of a majority voting interest. As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity. Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the "variable interest model" in accordance with ASC 810. The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity's economic performance or a right to absorb a majority of the entity's expected losses, or expected residual returns, or both. The Company had no variable interest entities that required consolidation at December 31, 2011.

        In addition, the Company evaluates its investments in limited partnerships under ASC 810. Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights. There were no limited partnership interests that required consolidation at December 31, 2011.

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

(g)    Revenue Recognition

Investment Banking

        The Company earns fees for providing strategic advisory services in mergers and acquisitions ("M&A") and other transactions which are predominantly composed of fees based on a successful completion of a transaction, and from capital markets, which is comprised of underwriting securities' offerings and arranging private placements.

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

(j)    Earnings Per Common Share ("EPS")

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

        The Company has granted performance equity awards ("Performance Awards") that vest and convert to shares of common stock only if the Company achieves predetermined performance goals. Since the issuance of the shares is contingent upon the satisfaction of certain conditions, the Performance Awards are included in diluted EPS based on the number of shares (if any) that would be issuable if the end of the reporting period were the end of the contingency period.

(k)    Foreign Currency Translation

        The Company translates the statements of financial condition of the Company's foreign subsidiaries at the exchange rates in effect as of the end of each reporting period. The consolidated statements of operations are translated at the average rates of exchange during the period. The resulting translation adjustments of the Company's foreign subsidiaries are recorded directly to accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in net income.

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

        Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock. This category also includes U.S. Government securities for which the Company typically receives independent external valuation information. There were no transfers in or out of Level 1 during the year ended December 31, 2011.

        Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches. The valuation methodologies utilized are calibrated to observable market inputs. The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, collateralized debt obligations ("CDOs") primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock, convertible debt and residential mortgage-backed securities. There were no transfers in or out of Level 2 during the year ended December 31, 2011.

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

        The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent):

	As of December 31, 2011		As of December 31, 2010
Type of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Notice Period
Long/short hedge funds(a)	$19,379	$—	$14,197	$—	Monthly	30 Days
Public/private equity funds(b)	39,379	11,876	37,139	15,975	n/a	n/a

	$58,758	$11,876	$51,336	$15,975

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

(b)
This category includes several funds that invest primarily in domestic public and private companies operating in the financial services sector. Management of these funds also have the ability to invest in foreign public and private equities, debt financial instruments, warrants, hybrid securities and membership interests in the financial services sector. The fair values of investments in this category have been estimated using asset values based on capital statements provided by the general partner, updated, as necessary, for capital contributions and distributions and changes in market conditions up to the reporting date. These investments generally cannot be redeemed, unless approved by the general partners. Upon liquidation of the underlying investments prior to the life expectancy / maturity of the funds, management of the funds can elect to make distributions to the limited partners. The time horizon for such distributions is at the discretion of the general partners but should not exceed the time horizon of the fund's life expectancy. It is estimated that these investments would be liquidated approximately ten years following the initial investment date, some with options to extend for up to a two year period, ranging from 2012 - 2020. Additional expenses, such as legal and administrative associated with the final liquidation can be incurred. Therefore, it is possible that upon final liquidation of the investments, the final funds distributed could be different from the estimated value of the investment. However, these differences are not expected to be material.

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets at Fair Value as of December 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$61,280	$2,418	$16,422	$80,120

Corporate and other debt:
Corporate debt	332	23,527	—	23,859
CDOs	—	5,126	—	5,126

Other debt obligations(1)	—	—	—	—

Total corporate and other debt	332	28,653	—	28,985
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	22,783	—	22,783
Non-agency residential mortgage-backed securities	—	2,907	—	2,907

Commercial mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—

Total mortgage-backed securities	—	25,690	—	25,690
U.S. Government and agency securities	—	—	—	—
Other investments(1)	—	—	58,758	58,758

Total non-derivative trading assets	61,612	56,761	75,180	193,553
Equity options/warrants	948	—	—	948

Total financial instruments owned	$62,560	$56,761	$75,180	$194,501

(1)
Consists of limited and general partnership interests.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

Liabilities at Fair Value as of December 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$51,392	$—	$—	$51,392
Corporate debt	—	7,909	—	7,909
U.S. Government and agency securities	5,234	—	—	5,234

Total non-derivative trading liabilities	56,626	7,909	—	64,535
Equity options/warrants(2)	61	—	—	61

Total financial instruments sold, not yet purchased	$56,687	$7,909	$—	$64,596

(2)
To-be-announced securities are accounted for as derivative transactions and the unrealized losses were reported in accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. The associated payable of $43 has been excluded from the above table. These to-be-announced securities would be classified as Level 2.

Assets at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$95,821	$18	$16,654	$112,493

Corporate and other debt:
Corporate debt	2,236	74,246	—	76,482
CDOs	—	5,310	1	5,311
Other debt obligations(1)	—	—	11,806	11,806

Total corporate and other debt	2,236	79,556	11,807	93,599
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	40,160	—	40,160
Non-agency residential mortgage-backed securities	—	3,072	—	3,072

Total mortgage-backed securities	—	43,232	—	43,232
U.S. Government and agency securities	369	—	—	369
Other investments(2)	—	—	51,336	51,336

Total non-derivative trading assets	98,426	122,806	79,797	301,029
Equity options/warrants	2,119	—	—	2,119

Total financial instruments owned	$100,545	$122,806	$79,797	$303,148

(1)
Consists of bank and insurance company trust preferred and capital securities.

(2)
Consists of limited and general partnership interests.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

Liabilities at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$74,584	$—	$—	$74,584
Corporate debt	—	5,414	—	5,414
U.S. Government and agency securities	12,957	—	—	12,957

Total non-derivative trading liabilities	87,541	5,414	—	92,955
Equity options/warrants(3)	886	—	—	886

Total financial instruments sold, not yet purchased	$88,427	$5,414	$—	$93,841

(3)
To-be-announced securities are accounted for as derivative transactions and the unrealized losses were reported in accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. The associated payable of $185 has been excluded from the above table. These to-be-announced securities would be classified as Level 2.

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

        The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010:

Level 3 Financial Assets

Year Ended December 31, 2011	Balance as of December 31, 2010	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out) of Level 3	Balance as of December 31, 2011	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,654	$(507)	$275	$—	$—	$16,422	$(514)

Corporate and other debt:
CDOs	1	29	—	(30)	—	—	—
Other debt obligations	11,806	516	—	(12,322)	—	—	—

Total corporate and other debt	11,807	545	—	(12,352)	—	—	—
Other investments	51,336	485	10,093	(3,156)	—	58,758	157

Total Level 3 financial assets	$79,797	$523	$10,368	$(15,508)	$—	$75,180	$(357)

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(3) Financial Instruments (Continued)

Year Ended December 31, 2010	Balance as of December 31, 2009	Total gains and (losses) (realized and unrealized)	Purchases/ (sales/other settlements), net	Transfers in/(out) of Level 3	Balance as of December 31, 2010	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$15,873	$(2,269)	$3,050	$—	$16,654	$(1,584)

Corporate and other debt:
Corporate debt	10,000	—	(10,000)	—	—	—
CDOs	1	(2)	2	—	1	(2)
Other debt obligations	12,347	1,959	(2,500)	—	11,806	1,510

Total corporate and other debt	22,348	1,957	(12,498)	—	11,807	1,508
Other investments	41,917	6,585	2,834	—	51,336	5,564

Total Level 3 financial assets	$80,138	$6,273	$(6,614)	$—	$79,797	$5,488

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

        Transfers in/(out) of Level 3 represent existing financial assets that were previously categorized at a higher/lower level. Transfers in or out of Level 3 result from changes in the observability of inputs used in determining fair values for different types of financial assets. Transfers were reported at their fair value as of the actual date in which such changes in the fair value inputs occurred.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(4) Fixed Assets

        Fixed assets consisted of the following at:

	December 31,
	2011	2010
Leasehold improvements	$23,332	$23,229
Furniture and other equipment	12,917	12,050
Computer equipment and software	14,719	12,767

Total	50,968	48,046
Less: accumulated depreciation and amortization	36,016	30,663

Total fixed assets, net	$14,952	$17,383

        Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 aggregated $5,523, $5,066 and $4,822, respectively.

(5) Short-Term Borrowings

        From time to time, the Company obtains secured short-term borrowings primarily through bank loans. There were no short-term borrowing obligations outstanding during the year ended December 31, 2011.

(6) Commitments and Contingencies

(a)    Leases

        The Company leases its headquarters and other office locations under non-cancelable lease agreements which expire between 2012 and 2021. Such agreements contain escalation clauses and provide that certain operating costs be paid by the Company in addition to the minimum rentals. As part of a lease agreement, the Company provided a letter of credit in the amount of $3,363. In 2011, the Company consolidated office workspace in New York City, see Note 13 of the Notes to Consolidated Financial Statements for additional details.

        Future minimum lease payments as of December 31, 2011 are as follows:

Lease payments
Year:
2012	$15,351
2013	15,376
2014	14,314
2015	12,533
2016	9,076
Thereafter	1,898

Total	$68,548

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(6) Commitments and Contingencies (Continued)

        Rent expense for the years ended December 31, 2011, 2010 and 2009 aggregated $14,055, $14,203 and $13,812, respectively, and was included in occupancy and equipment in the accompanying consolidated statements of operations.

(b)    Litigation

        In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings. At December 31, 2011, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition. The results of such proceedings could be material to the Company's operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period. Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

  Sentinel Management Group Litigation

        On January 12, 2009, Frederick J. Grede, as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. ("Sentinel"), filed a lawsuit in the United States District Court for the Northern District of Illinois against Keefe and against Delores E. Rodriguez; Barry C. Mohr, Jr.; and Jacques De Saint Phalle (all former employees of Keefe) and Cohen & Company Securities, LLC. Ms. Rodriguez and Mr. Mohr were employed by Cohen & Company subsequent to being employed by Keefe and the complaint related to activities by them at both Keefe and their subsequent employer.

        The complaint alleged that Keefe recommended and sold to Sentinel Management Group structured finance products that were unsuitable for purchase. The complaint alleged the following causes of action against Keefe, aiding and abetting breach of fiduciary duty by an officer and director of Sentinel, commercial bribery, violations of federal and state securities laws, violation of the Illinois Consumer Fraud Act, negligence, unjust enrichment, and avoidance and recovery of fraudulent transfers. The complaint specified that Sentinel sustained a loss associated with the sale of securities sold by Keefe and various causes of action in the complaint sought to recover amounts substantially in excess of that amount up to an amount in excess of $130,000, representing amounts paid for all securities purchased from Keefe regardless of suitability or whether there were losses on these securities. On November 8, 2011, the Court approved a final settlement agreement whereby Keefe and the Trustee agreed to settle the claims against Keefe and the claims against Rodriguez, Mohr, and De St. Phalle relating to their employment with Keefe. The settlement was paid substantially from the amount previously accrued.

(c)    Investment Commitments

        As of December 31, 2011, the Company had approximately $11,876, including $7,409 to an affiliated fund limited to additional investments in existing portfolio holdings, in outstanding commitments for additional funding to limited partnership investments.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(7) Financial Instruments with Off-Balance-Sheet Risk (Continued)

        A summary of the Company's listed options, warrants, futures contracts and TBA securities is as follows:

	Current Notional Value	Average Fair Value	End of Period Fair Value
December 31, 2011:
Purchased options/warrants	$18,398	$3,694	$948
Written options/warrants	$2,756	$388	$61
Short agency mortgage-backed TBA securities	$21,960	$28	$43
December 31, 2010:
Purchased options/warrants	$27,055	$5,336	$2,119
Written options	$8,015	$1,756	$886
Short futures contracts	$5,181	$—	$—
Short agency mortgage-backed TBA securities	$31,000	$19	$185

        The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the years ended December 31, 2011 and 2010:

	Principal Transactions, Net Year Ended December 31,
Type of Instrument	2011	2010
Equities	$(11,277)	$2,477
Corporate and other debt	17,122	25,669
Mortgage-backed securities	15,073	18,694
Other investments	485	7,124

Total	$21,403	$53,964

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

(9) Stockholders' Equity

Dividends Declared on Common Stock

        During the year ended December 31, 2011, the Company's board of directors declared and the Company paid dividends of $0.20 per share totaling $7,110. During the year ended December 31, 2010, the Company's board of directors declared and the Company paid dividends of $1.10 per share totaling $39,708. The Company's board of directors did not declare dividends in 2009.

Stock Repurchase Program

        On July 28, 2010, the Company's board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock. On October 26, 2011, the Company's board of directors authorized an additional $50,000 for its stock repurchase program. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company's management. During the year ended December 31, 2011, the Company repurchased and retired 3,784,805 shares of the Company's common stock at an average price of $17.44 per share for an aggregate purchase price of $66,007.

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

(10) Stock-Based and Other Incentive Compensation

Stock-Based Compensation

        2009 Incentive Compensation Plan:    The 2009 Incentive Compensation Plan ("2009 Plan permits the granting of up to 6,641,638 shares of common stock, including 641,638 common shares which remained available from the 2006 Equity Incentive Plan ("2006 Plan"). Shares granted under the 2009 Plan are expected to be awarded in connection with the Company's regular annual employee compensation and hiring processes. As a result of the approval and adoption of the 2009 Plan, the 2006 Plan will have no further grants or awards. However, awards outstanding under the 2006 Plan will

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(10) Stock-Based and Other Incentive Compensation (Continued)

remain in effect in accordance with the terms of such awards. The grant date fair value of share based awards is generally determined based on the closing market price of our common stock on the grant date.

        The following tables set forth activity and related weighted average grant date fair value of the Company's RSAs awarded under the Plan as of December 31, 2011:

	Year Ended December 31, 2011	Weighted Average Grant Date Fair Value
Restricted stock awards:
Share balance, beginning of year	3,341,298	$22.88
Grants	2,453,597	$26.60
Forfeited	(462,046)	$25.80
Vested	(1,456,231)	$23.92

Share balance, end of year	3,876,618	$25.36

	Year Ended December 31,
	2011	2010	2009
Restricted stock awards:
Share balance, beginning of year	3,341,298	3,856,092	3,127,852
Grants	2,453,597	1,672,181	2,229,232
Forfeited	(462,046)	(238,972)	(282,565)
Vested	(1,456,231)	(1,948,003)	(1,218,427)

Share balance, end of year	3,876,618	3,341,298	3,856,092

        The Company granted 2,453,597 RSAs during 2011, 1,672,181 RSAs during 2010 and 2,229,232 RSAs during 2009 at a total grant date fair value of $65,262, $43,686 and $44,215, respectively. The total grant date fair value of RSAs vested in 2011, 2010 and 2009 was $34,830, $43,745 and $29,569, respectively.

        Compensation expense equivalent to the grant date fair value per share is recognized by the Company ratably over the requisite service period, which is generally a three or four-year vesting period. Compensation expense recognized related to the granting of RSAs for the years ended December 31, 2011, 2010, and 2009 was $45,044, $43,315 and $36,646, respectively.

        At December 31, 2011, the compensation cost related to the unvested RSAs was $48,768, which will be recognized in future years, primarily 2012, 2013, and 2014. The weighted average period related to these stock compensation expenses yet-to-be recognized was 1.4 years for the unvested RSAs.

        Restricted Stock Units:    Prior to the adoption of the 2009 Plan and the 2006 Plan, RSUs were authorized and granted pursuant to commitments made in connection with employment of certain employees. Each RSU represents the right to receive one share of common stock at no cost to the employee. Upon vesting, RSUs can be converted into common stock unless conversion is deferred by

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(10) Stock-Based and Other Incentive Compensation (Continued)

the employee. All RSUs vested prior to December 31, 2008 and no RSUs were granted in 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Restricted stock units:
Balance, beginning of year	1,046,448	1,046,448	1,340,998
Grants	—	—	—
Forfeited	—	—	—
Converted and redeemed	(179,138)	—	(294,550)

Balance, end of year	867,310	1,046,448	1,046,448

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

        During the first quarter of 2010, the Company approved awards under the Plan to three members of senior management. The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable based on the achievement of certain levels of cumulative growth in adjusted earnings per share during the performance cycle. For the 2010 through 2011 performance cycle, LTIP awards were not earned as the cumulative growth in adjusted earnings per share was below the established minimum level. As a result, the LTIP related expense accrual previously recorded was reversed during 2011. The LTIP related expense included in compensation and benefits expense in the accompanying consolidated statements of operations was $(4,000) and $6,000, respectively for the years ended December 31, 2011 and 2010. There were no LTIP related expenses in 2009.

Performance Equity Awards

        In March 2011, the Company granted Performance Equity Awards to three members of senior management. The Performance Equity Awards provide for the issuance of up to 120,240 shares of Common Stock to the recipients in the aggregate, contingent upon achievement of a target level of "Return on KBW Average Equity" as defined in the Performance Equity Awards. The share price of the Performance Equity Awards on grant date was $24.93. The three year performance period began on January 1, 2011 and ends on December 31, 2013. The range of possible Performance Equity Awards vesting is between 0% and 200% of the target, so that the minimum number of shares that may be awarded to the recipients in the aggregate is zero and the maximum number is 240,480. In addition,

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(10) Stock-Based and Other Incentive Compensation (Continued)

these Performance Equity Awards contain "clawback" provisions that provide for repayment of all or a portion of shares issued in the event of certain accounting restatements, thereby creating at-risk performance units for these executives. Unvested Performance Equity Awards are subject to forfeiture upon termination of employment. Under the Performance Equity Award agreements, in the event of (i) termination by us without "cause," (ii) termination by the employee for "good reason" or (iii) the employee's death, "disability," or "retirement," (as each such term is defined in the Plan) during any performance cycle or period, such employee will be entitled to payment of a pro-rata portion (based on the portion of such performance cycle or period that he was actively employed by us) of his award with respect to such performance cycle or period, provided that the performance goals with respect to such performance cycle or period are achieved. In the event of a change in control, as defined in the Plan, the target performance goals applicable to any outstanding Performance Equity Awards shall be deemed to have been attained in full (unless actual performance exceeds the target performance goal, in which case actual performance shall be used) and all of the applicable shares will be deemed vested and subject to payment as provided in the Plan. For the year ended December 31, 2011, no Performance Equity Awards were earned based on the probable outcome of the performance condition.

(11) Employee Profit-Sharing and Retirement Plan

        The Company has a defined contribution profit-sharing and retirement plan (the "Retirement Plan") covering employees who meet certain eligibility requirements. Contributions are generally funded annually. The Company's profit sharing contribution to the Retirement Plan, which is voluntary, was nil, $1,714 and nil, for the years ended December 31, 2011, 2010 and 2009, respectively, and was included in compensation and benefits expense in the accompanying consolidated statements of operations. The Retirement Plan also contains a 401(k) portion covering substantially all employees. Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the 401(k) portion. The Company's contribution to the 401(k) portion of the Retirement Plan is determined based on three percent of employees' eligible compensation. The 401(k) portion expense, which is included in compensation and benefits expense in the accompanying consolidated statements of operations, was $2,953, $2,361 and $2,351, for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses incurred by the Company on behalf of the Retirement Plan were $490, $750 and $697 for the years ended December 31, 2011, 2010 and 2009, respectively.

(12) Transactions with Affiliated Funds

        The Company has formed nonconsolidated investment funds, KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd. ("KBW Financial Services Funds") and KBW Capital Partners I, L.P., with third-party investors. The Company is in the process of exiting its asset management business and initiated the full redemption of investors in the KBW Financial Services Funds and ended the capital commitment period of the KBW Capital Partners I, L.P. There was no significant cost associated with exiting the asset management business other than severance which was included in restructuring charges on the accompanying statements of operations. Future asset management activities will consist of finalizing the liquidation of the KBW Financial Services Funds, during the first quarter of 2012 and the completion of the realization phase of the KBW Capital Partners I, L.P., which is expected to be completed in the next few years. These efforts are not expected to materially impact the Company's financial statements.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(12) Transactions with Affiliated Funds (Continued)

        As the investment manager for these funds, the Company was entitled to receive management fees and, in certain cases, incentive fees. These fees amounted to $963, $2,698 and $2,826 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the fees receivable from these funds were $41 and $1,287, respectively. Investments in KBW Capital Partners I, L.P. have been externally managed beginning January 2012. Additionally, the Company may invest alongside the third-party investors in certain funds. The aggregate carrying value of the Company's interests in these funds was $24,327 and $18,385 as of December 31, 2011 and 2010, respectively. The Company elected to apply the fair value option to these investments in affiliated funds. Net realized and unrealized (losses) / gains on investments in affiliated funds were $(1,270), $2,496 and $2,423 for the years ended December 31, 2011, 2010 and 2009, respectively. See Note 6 for the Company's commitments related to an affiliated fund.

(13) Restructuring Charges

        Commencing in the third quarter of 2011, the Company undertook steps to reduce the Company's work force and certain other costs to better align its resources to the current business environment. These efforts continued through the first quarter of 2012 with further headcount reductions. As a result of the workforce reduction, the Company has also consolidated office workspace in New York City and terminated several market data contracts. These actions resulted in restructuring charges to earnings relating to severance, lease obligation accruals for vacant office space and contract termination costs in 2011. The workforce reduction program was completed in the first quarter of 2012.

        The workforce reductions will total approximately 100 employees. Based on communication regarding termination, 84 employees were included in the workforce reduction program in 2011, which resulted in severance costs of $6,999 for the year ended December 31, 2011. The Company will incur additional severance costs of approximately $2,400 in the first quarter of 2012. The consolidation of space in our New York office resulted in a charge for recognizing the fair value of a remaining lease obligation (determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property) of $7,553 and the termination of several market data services contracts resulted in a charge of $375 for the year ended December 31, 2011, which were included in accounts payable, accrued expenses and other liabilities on the accompanying statements of financial condition.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(14) Earnings Per Share

        The computations of basic and diluted earnings per share are set forth below:

	Years Ended December 31,
	2011	2010	2009
Net (loss) / income	$(31,666)	$26,628	$23,607
Less: Dividends and allocation of undistributed earnings to participating securities(1)	762	3,578	2,890

Net (loss) / income applicable to common shareholders	(32,428)	23,050	20,717

Weighted average number of common shares outstanding(1)(2):
Basic	31,698,410	32,428,945	31,448,074
Effect of dilutive securities—restricted stock	—	—	—

Diluted	31,698,410	32,428,945	31,448,074

Earnings per common share:
Basic	$(1.02)	$0.71	$0.66

Diluted	$(1.02)	$0.71	$0.66

(1)
Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 3,939,728, 3,900,955 and 4,386,772 for the years ended December 31, 2011, 2010 and 2009, respectively. Dividends declared on participating securities amounted to $762 and $3,578, net of estimated forfeitures, for the years ended December 31, 2011 and 2010, respectively. No dividends were declared during 2009.

(2)
Basic and diluted common shares outstanding were equal for the periods presented under the two-class method.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(15) Income Taxes

        Income tax included in the consolidated statements of operations represent the following:

	Current	Deferred	Total
Year ended December 31, 2011
U.S. Federal	$(13,674)	$(2,973)	$(16,647)
State and Local	(1,096)	(2,200)	(3,296)
Non-U.S.	581	(47)	534

	$(14,189)	$(5,220)	$(19,409)

Year ended December 31, 2010
U.S. Federal	$16,394	$(1,158)	$15,236
State and Local	(233)	4,040	3,807
Non-U.S.	519	(1,105)	(586)

	$16,680	$1,777	$18,457

Year ended December 31, 2009
U.S. Federal	$12,460	$166	$12,626
State and Local	1,940	4,897	6,837
Non-U.S.	(386)	174	(212)

	$14,014	$5,237	$19,251

        The difference between the statutory federal tax rate of 35% and the effective tax rate is summarized below:

	2011		2010		2009
	Amount	Percentage of Pretax Earnings	Amount	Percentage of Pretax Earnings	Amount	Percentage of Pretax Earnings
Computed "expected" tax provision	$(17,876)	(35.0)%	$15,780	35.0%	$15,000	35.0%
Non-U.S. tax rate differential	(396)	(0.8)	(160)	(0.4)	(1,141)	(2.7)
State and local taxes, net of related Federal income tax benefit	(2,184)	(4.2)	1,978	4.4	4,849	11.3
Permanent differences	1,047	2.0	859	1.9	543	1.3

	$(19,409)	(38.0)%	$18,457	40.9%	$19,251	44.9%

        The provision / (benefit) for income taxes resulted in effective rates of (38.0%), 40.9% and 44.9% for 2011, 2010 and 2009, respectively. The change in effective tax rate for 2011 was primarily due to the Company's pretax loss and an increase in permanent items. The lower effective tax rate for 2010 was primarily due to lower state and local income taxes attributable in part to the release of prior period reserves for uncertain tax positions.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(15) Income Taxes (Continued)

        Excess net tax benefits related to employee stock-based compensation plans of $3,082, $4,628 and $1,808 in 2011, 2010 and 2009, respectively, were allocated to additional paid-in capital.

        Deferred income taxes are provided for the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Net deferred tax assets are included in other assets in the consolidated statements of financial condition.

        The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Employee compensation and benefits	$19,618	$19,474
Legal contingencies	196	457
State NOL carryover	2,416	227
Benefit from uncertain tax positions	384	1,004
Lease obligation	2,961	—
Other	2,332	1,410

Total deferred tax assets	27,907	22,572

Deferred tax liabilities:
Accumulated depreciation and amortization of furniture, equipment and leasehold improvements	(537)	(634)
Financial instruments owned, at fair value	(485)	(1,226)

Total deferred tax liabilities	(1,022)	(1,860)

Net deferred tax assets	$26,885	$20,712

        The Company has permanently reinvested earnings in its foreign subsidiaries. At December 31, 2011, $5,508 of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of approximately $813 would become payable if such income were to be repatriated.

        At December 31, 2011, the Company has net operating loss carryovers for state and local purposes which are available to offset future state and local income and which expire over varying periods from 2023 through 2031.

        Management believes that realization of the deferred tax assets is more likely than not based upon prior years' taxable income, the reversal of taxable temporary differences and anticipated future taxable income. No valuation allowances were recorded against deferred tax assets at December 31, 2010.

        The Company had net unrecognized tax benefits, including interest, of approximately $6,539, $6,891 and $7,790 as of December 31, 2011, 2010 and 2009, respectively, all of which, if recognized,

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(15) Income Taxes (Continued)

would affect the rate. The gross unrecognized tax benefits, excluding interest and penalties, consist of the following components:

	2011	2010	2009
Balance at January 1,	$6,311	$7,375	$7,627
Additions based upon current year tax positions	927	1,228	1,046
Additions for prior years tax positions	182	768	1,777
Reduction for prior years tax positions	(316)	(1,865)	(1,595)
Settlements	(1,100)	(1,195)	(130)
Lapse of statute	—	—	(1,350)

Balance at December 31,	$6,004	$6,311	$7,375

        The Company's historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification in accordance with ASC 740.

        The total amount of interest and penalties related to tax uncertainties recognized in the statements of operations for the years ended December 31, 2011, 2010 and 2009 was $(185), $(1,158) and $487, respectively.

        The total amount of accrued interest and penalties related to uncertain tax positions was $919 and $1,584 as of December 31, 2011 and 2010, respectively.

        The Company and its subsidiaries file consolidated income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions.

        For federal tax purposes, years beginning after 2005 are still open to examination. The federal return is currently under examination for the 2006-2008 tax years. For state and local tax purposes, years beginning after 2007 are still open to examination in all state and local jurisdictions. Further, it is not anticipated that the unrecognized tax benefits will significantly change over the next twelve months.

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

(17) Net Capital Requirement

        Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(17) Net Capital Requirement (Continued)

defined, of $4,165 as of December 31, 2011. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.

December 31, 2011
Net Capital	$90,894
Net Capital in Excess of Requirement	$86,729

        KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA. As of December 31, 2011, KBWL was in compliance with its local capital requirements. At December 31, 2011, KBWL's capital resources of $33,359 exceeded the capital resources requirement by $26,152.

(18) Recent Accounting Developments

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company expects to adopt ASU 2011-05 on January 1, 2012. The Company is currently evaluating the presentation alternatives permitted under this new guidance. ASU 2011-05 will not have a monetary impact on the Company's financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures, including quantitative information about the significant unobservable inputs used for all Level 3 measurements and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company expects to adopt ASU 2011-04 on January 1, 2012. The Company is currently evaluating the requirements of this new guidance and the potential impact on the Company's financial statements.

(19) Subsequent Events

  Declaration of Quarterly Dividend

        On February 22, 2012, the Company's board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock. The dividend is payable on March 15, 2012 to shareholders of record on March 5, 2012.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share information)

(20) Selected Quarterly Financial Information (Unaudited)

        The following tables summarize the quarterly statements of operations for the years ended December 31, 2011 and 2010:

2011	First	Second	Third	Fourth
Revenues*	$95,183	$64,032	$50,391	$54,905
Net income / (loss)*	$4,641	$(4,248)	$(15,729)	$(16,330)
Earnings per share*:
Basic	$0.13	$(0.14)	$(0.51)	$(0.55)
Diluted	$0.13	$(0.14)	$(0.51)	$(0.55)
Dividends declared per share	$0.05	$0.05	$0.05	$0.05
Average shares outstanding:
Basic	33,122,382	32,579,146	31,254,011	29,878,629
Diluted	33,122,382	32,579,146	31,254,011	29,878,629

2010	First	Second	Third	Fourth
Revenues*	$133,310	$105,806	$89,614	97,127
Net income*	$11,621	$8,156	$3,823	$3,028
Earnings per share*:
Basic	$0.32	$0.22	$0.11	$(0.01	)**
Diluted	$0.32	$0.22	$0.11	$(0.01	)**
Dividends declared per share	$—	$—	$0.05	$1.05
Average shares outstanding:
Basic	32,240,838	32,481,478	32,412,399	32,577,549
Diluted	32,240,838	32,481,478	32,412,399	32,577,549

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

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   Documents filed as part of this Form 10-K:

  1.
  Consolidated Financial Statements

        The consolidated financial statements required to be filed in the Form 10-K are listed on the pages below. The required financial statements appear on pages 46 through 71 herein.

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

Date: February 28, 2012

KBW, INC.
By:	/s/ THOMAS B. MICHAUD
	Name:	Thomas B. Michaud
	Title:	Vice Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 28, 2012

Signature	Title

/s/ THOMAS B. MICHAUD Thomas B. Michaud	Director, Vice Chairman, Chief Executive Officer and President (principal executive officer)
/s/ ROBERT GIAMBRONE Robert Giambrone	Chief Financial Officer (principal financial and accounting officer)
/s/ ANDREW M. SENCHAK Andrew M. Senchak	Director, Chairman
/s/ JOHN G. DUFFY John G. Duffy	Director, Vice Chairman
/s/ DANIEL M. HEALY Daniel M. Healy	Director
/s/ CHRISTOPHER M. CONDRON Christopher M. Condron	Director
/s/ JAMES K. SCHMIDT James K. Schmidt	Director
/s/ MICHAEL J. ZIMMERMAN Michael J. Zimmerman	Director

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation of KBW, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2007 filed on November 13, 2007).

3.2		Second Amended and Restated Bylaws of KBW, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed October 22, 2008).

4.1		Specimen Common Stock Certificate of KBW, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

4.2		Second Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.1	†	KBW, Inc. 2006 Equity Incentive Plan (the "2006 Plan") (incorporated by reference to Exhibit 10.4 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.2		Fully Disclosed Clearing Agreement, dated as of October 22, 1992, between Pershing LLC and Keefe, Bruyette & Woods, Inc., as amended (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.3		Agreement of Lease, dated November 12, 2002, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.4		First Amendment to Lease, dated September 6, 2003, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.5		Second Amendment to Lease, dated September 6, 2004, between the Equitable Life Assurance Society of the United States, ELAS Securities Acquisition Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1/A (No. 333-136509) filed on September 28, 2006).

10.6		Sublease between Keefe, Bruyette & Woods, Inc. and National Financial Partners Corp., dated as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on September 7, 2007).

10.7	†	KBW, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2006 filed on December 15, 2006).

10.8	†	KBW, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed June 9, 2008).

10.9	†	Form of Restricted Stock Award Agreement for February 2009 awards to employees under the 2006 Plan (incorporated by reference to Exhibit 10.13 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).

10.10	†	KBW, Inc. 2009 Incentive Compensation Plan (the "2009 Plan") (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on June 10, 2009).

10.11	†	Form of Restricted Stock Award Agreement for February 2010 awards to Messrs. Michaud, Senchak, Duffy, Kleinman and Giambrone (the "Named Executive Officers") under the 2009 Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.12	†	Form of Restricted Stock Award Agreement for February 2010 awards to employees other than the Named Executive Officers under the 2009 Plan (incorporated by reference to Exhibit 10.14 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2009, filed on February 26, 2010).

10.13	†	Form of Restricted Stock Award Agreement for February 2011 awards to the Named Executive Officers under the 2009 Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 8, 2011).

10.14	†	Form of Restricted Stock Award Agreement for February 2011 awards to employees other than the Named Executive Officers under the 2009 Plan (incorporated by reference to Exhibit 10.14 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2010, filed on February 25, 2011).

10.15	†	Form of Restricted Stock Award Agreement for February 2012 awards to the Named Executive Officers under the 2009 Plan (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 23, 2012).

10.16	*†	Form of Restricted Stock Award Agreement for February 2012 awards to employees other than the Named Executive Officers under the 2009 Plan.

10.17	†	Long Term Incentive Plan ("LTIP") under the 2009 Plan, effective as of February 25, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2009, filed on February 26, 2010).

10.18	†	Form of LTIP Award Letter by and between KBW, Inc. and each of Messrs Michaud, Senchak and Duffy, dated as of February 25, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2009, filed on February 26, 2010).

10.19	†	Form of Performance Equity Award Agreement, dated March 21, 2011, by and between KBW, Inc. and each of Messrs. Michaud, Senchak and Duffy (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on March 24, 2011).

10.20	†	Employment Agreement by and between Thomas B. Michaud and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.21	†	Employment Agreement by and between Andrew M. Senchak and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.22	†	Letter Notice by and between Andrew M. Senchak and KBW, Inc., dated as of January 24, 2012, pertaining to Employment Agreement entered into by and between such parties on February 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on January 27, 2012).

10.23	†	Employment Agreement by and between John G. Duffy and KBW, Inc., dated as of February 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K/A filed on February 10, 2010).

10.24	†	Letter Notice by and between John G. Duffy and KBW, Inc., dated as of January 24, 2012, pertaining to Employment Agreement entered into by and between such parties on February 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 27, 2012).

10.25	†	Amended and Restated Change of Control Agreement by and between Robert Giambrone and KBW, Inc., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).

10.26	†	Amendment, dated December 31, 2010, to Amended and Restated Change of Control Agreement entered into by and between Robert Giambrone and KBW, Inc. on December 31, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2010, filed on February 25, 2011).

10.27	†	Letter Notice by and between Robert Giambrone and KBW, Inc., dated as of November 1, 2010, pertaining to Amended and Restated Change of Control Agreement entered into by and between such parties on December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2010, filed on November 5, 2010).

10.28	†	Employment Agreement, dated as of January 25, 2012, by and between KBW, Inc. and Robert Giambrone (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on January 27, 2012).

10.29	†	Amended and Restated Change of Control Agreement by and between Mitchell B. Kleinman and KBW, Inc., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2008, filed on February 27, 2009).

10.30	†	Amendment, dated December 31, 2010, to Amended and Restated Change of Control Agreement entered into by and between Mitchell B. Kleinman and KBW, Inc. on December 31, 2008 (incorporated by reference to Exhibit 10.24 to the Registrant's annual report on Form 10-K with respect to the year ended December 31, 2010, filed on February 25, 2011).

10.31	†	Letter Notice by and between Mitchell B. Kleinman and KBW, Inc., dated as of November 1, 2010, pertaining to Amended and Restated Change of Control Agreement entered into by and between such parties on December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q with respect to the quarter ended September 30, 2010, filed on November 5, 2010).

10.32	†	Employment Agreement, dated as of January 25, 2012, by and between KBW, Inc. and Mitchell B. Kleinman (incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K filed on January 27, 2012).

11		Statement regarding computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 14 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section(b)(11) of Item 601 of Regulation S-K).

21.1	*	List of Subsidiaries of KBW, Inc.

23.1	*	Consent of KPMG LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) the Notes to Consolidated Financial Statements.

†
Indicates a management contract or compensatory arrangement

*
Filed herewith

**
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.