Form 10-Q
period 2012-03-31
KBW, INC.
filed 2012-05-08
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2012 was 34,728,954, which number includes 4,596,136 shares representing unvested restricted stock awards and excludes 255,936 shares underlying vested restricted stock units.

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

We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Guidelines, (ii) code of Business Conduct and Ethics, (iii) Supplement to Code of Business Conduct and Ethics for CEO and Senior Financial Officers and (iv) the charters of the Audit, Compensation, and Corporate Governance and Nominations Committees of our Board of Directors.  You will need to have Adobe Reader software installed on your computer to view these documents, which are in the PDF format.  These documents will also be available in print without charge to any person who requests them by writing or telephoning:  KBW, Inc., Office of the General Counsel, 787 Seventh Avenue, New York, New York, 10019, U.S.A., telephone number (212) 887-7777.  These documents, as well as the information on our website, are not a part of this report.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents	$144,724	$136,582
Financial instruments owned, at fair value:
Equities	133,698	81,068
Corporate and other debt	66,313	28,985
Mortgage and other asset-backed securities	14,668	25,690
Other investments	41,961	58,758
Total financial instruments owned, at fair value:	256,640	194,501
Receivables from clearing brokers	17,152	95,383
Accounts receivable	22,045	8,368
Income taxes receivable	15,979	19,293
Fixed assets, at cost, less accumulated depreciation and amortization of $37,306 in 2012 and $36,016 in 2011	14,097	14,952
Other assets	51,477	50,020
Total assets	$522,114	$519,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$74,709	$51,453
Corporate debt	13,916	7,909
U.S. Government and agency securities	14,471	5,234
Total financial instruments sold, not yet purchased, at fair value:	103,096	64,596
Accrued compensation and benefits	5,622	36,097
Income taxes payable	10,217	9,539
Accounts payable, accrued expenses and other liabilities	22,330	25,714
Total liabilities	141,265	135,946

Stockholders’ equity:
Preferred stock	—	—
Common stock	301	289
Paid-in capital	145,864	147,888
Retained earnings	245,668	246,939
Accumulated other comprehensive loss	(10,984)	(11,963)
Total stockholders’ equity	380,849	383,153
Total liabilities and stockholders’ equity	$522,114	$519,099

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Investment banking	$27,029	$37,648
Commissions	29,219	34,429
Principal transactions, net	10,506	17,340
Interest and dividend income	1,785	3,204
Other	702	2,562
Total revenues	69,241	95,183

Expenses:
Compensation and benefits	42,929	56,634
Occupancy and equipment	4,700	5,659
Communications and data processing	7,736	8,695
Brokerage and clearance	3,362	4,916
Business development	3,191	4,624
Professional services	1,842	3,702
Interest	192	309
Restructuring charges	2,244	—
Other	2,343	2,852
Total expenses	68,539	87,391
Income before income taxes	702	7,792
Income tax expense	236	3,151
Net income	$466	$4,641

Earnings per common share:
Basic	$0.01	$0.13
Diluted	$0.01	$0.13

Dividends declared per common share	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	30,211,667	33,122,382
Diluted	30,211,667	33,122,382

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$466	$4,641
Other comprehensive income:
Currency translation adjustments	979	888
Total other comprehensive income	979	888
Comprehensive income	$1,445	$5,529

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2012

(unaudited)

(Dollars in thousands, except per share information)

					Accumulated
					Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss) / Income	Equity
Balance at December 31, 2011	$—	$289	$147,888	$246,939	$(11,963)	$383,153
Net income	—	—	—	466	—	466
Other comprehensive income, currency translation adjustment	—	—	—	—	979	979
Dividends on common stock	—	—	—	(1,737)	—	(1,737)
Amortization of stock-based compensation	—	—	12,966	—	—	12,966
Cancellation of 820,721 shares of restricted stock in satisfaction of withholding tax requirements	—	(8)	(14,499)	—	—	(14,507)
Issuance of 2,077,929 shares of common stock	—	20	38,857	—	—	38,877
Restricted stock units converted	—	—	(3,505)	—	—	(3,505)
Stock-based awards vested	—	—	(35,339)	—	—	(35,339)
Net tax shortfall related to stock-based awards	—	—	(504)	—	—	(504)
Balance at March 31, 2012	$—	$301	$145,864	$245,668	$(10,984)	$380,849

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
March 31, 2012	$0.01	10,000,000	—	—
December 31, 2011	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued*	Outstanding*
March 31, 2012	$0.01	140,000,000	30,132,818	30,132,818
December 31, 2011	$0.01	140,000,000	28,875,610	28,875,610

(*) These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$466	$4,641
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Amortization of stock-based compensation	12,966	19,423
Depreciation and amortization	1,219	1,409
Deferred income tax expense	7,769	4,386
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(62,139)	(149,067)
Receivables from clearing brokers	78,393	134,794
Accounts receivable	(13,632)	1,886
Income taxes receivable	3,333	340
Other assets	(9,190)	(7,602)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	38,500	85,626
Accrued compensation and benefits	(30,501)	(106,155)
Payable to clearing brokers	—	2,471
Income taxes payable	678	(975)
Accounts payable, accrued expenses and other liabilities	(3,357)	1,429
Net cash provided by / (used in) operating activities	24,505	(7,394)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(369)	(1,347)
Net cash used in investing activities	(369)	(1,347)
Cash flows from financing activities:
Cash dividends paid	(1,737)	(1,861)
Issuance of shares of common stock	33	51
Cancellation of restricted stock in satisfaction of withholding tax requirements	(14,507)	(17,707)
Cancellation of shares of common stock related to the stock repurchase program	—	(12,941)
(Shortfall) excess net tax benefit related to stock-based awards	(504)	3,538
Repayment of notes receivable from stockholders	—	100
Net cash used in financing activities	(16,715)	(28,820)
Currency adjustment:
Effect of exchange rate changes on cash	721	685
Net increase / (decrease) in cash and cash equivalents	8,142	(36,876)
Cash and cash equivalents at the beginning of the period	136,582	162,272
Cash and cash equivalents at the end of the period	$144,724	$125,396

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$36	$813
Interest	$27	$374

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except per share information)

(1)                                 Organization and Basis of Presentation

The consolidated financial statements include the accounts of KBW, Inc., and its wholly owned subsidiaries (the “Company”), Keefe, Bruyette & Woods, Inc. (“Keefe”), Keefe, Bruyette & Woods Limited (“KBWL”), Keefe, Bruyette & Woods Asia Limited (“KBW Asia”), KBW Asset Management, Inc. and KBW Ventures, Inc. Keefe is a regulatory member of the Financial Industry Regulatory Authority (“FINRA”) and is principally a broker-dealer in securities and a market-maker in certain financial services stocks and bonds in the United States.  KBWL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and a member of the London Stock Exchange.  KBW Asia is a securities firm licensed and regulated by the Securities and Futures Commission in Hong Kong.  Keefe’s, KBWL’s and KBW Asia’s customers are predominantly institutional investors including other brokers and dealers, commercial banks, asset managers and other financial institutions. Keefe has a clearing arrangement with Pershing LLC on a fully disclosed basis.  KBWL has a clearing arrangement with Pershing Securities Limited on a fully disclosed basis and is responsible for clearance and settlement for both KBWL and KBW Asia.

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

The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority of the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at March 31, 2012 and December 31, 2011.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights.  There were no limited partnership interests that required consolidation at March 31, 2012 and December 31, 2011.

(b)               Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and footnotes including securities valuations, compensation accruals and other matters.  Management believes that the estimates used in preparing the Company’s consolidated financial statements are reasonable.  Actual results may differ from these estimates.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

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

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Such election must be applied to the entire instrument and not only a portion of the instrument.  The Company applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been managed on a fair value basis by the Company prior to the fair value option election.  Generally, the fair values of these financial instruments have been determined based on company performance and, in those instances where market values are readily ascertainable, by reference to recent significant events occurring in the marketplace or quoted market prices.  ASC 820 permits, as a practical expedient, the use of the net asset value per share, or its equivalent, of an entity to estimate its fair value.  The Company’s partnership interests are recorded at fair value, determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions, and changes in market conditions up to the reporting date.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

•                        Private placement revenues, net of related expenses, which are recorded when the services related to the underlying transaction are completed under the terms of the engagement.  This is generally the closing date of the transaction.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

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

(k)               Foreign Currency Translation

The Company translates the statements of financial condition of the Company’s foreign subsidiaries at the exchange rates in effect as of the end of each reporting period.  The consolidated statements of operations are translated at the average rates of exchange during the period.  The resulting translation adjustments of the Company’s foreign subsidiaries are recorded directly to other comprehensive income (loss) in the consolidated statements of comprehensive income.  Gains or losses resulting from foreign currency transactions are included in net income.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock.  This category also includes U.S. Government securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

months ended March 31, 2012.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches.  The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category include certain corporate debt, collateralized debt obligations (“CDOs”) primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock, residential and commercial mortgage-backed securities and other asset-backed securities.  There were no transfers in or out of Level 2 during the three months ended March 31, 2012.

Fair value of corporate debt, certain convertible preferred stock, residential and commercial mortgage-backed securities and other asset-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches.  The valuation methodologies utilized may include significant inputs that are unobservable from objective sources.  The Company considers various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements.  Included in this category are private equity securities and other investments including limited and general partnership interests.

Fair value of private equity securities classified as Level 3 was determined by assessing market-based information, such as performance multiples, comparable company transactions, changes in market outlook and the terms and liquidity of the instrument. Fair value of limited and general partnership interests classified as Level 3 was determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions and changes in market conditions, if significant, up to the reporting date.  Private equity securities and limited and general partnership interests generally trade infrequently.

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent) as of March 31, 2012:

Type of Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Notice Period
Public/private equity funds (a)	$38,931	$12,244	n/a	n/a

(a)          This category includes several funds that invest primarily in domestic public and private companies operating in the financial services sector.  Management of these funds also have the ability to invest in foreign public and private equities, debt financial instruments, warrants, hybrid securities and membership interests in the financial services sector.  The fair values of investments in this category have been estimated using asset values based on capital statements provided by the general partner, updated, as necessary, for capital contributions and distributions and changes in market conditions up to the reporting date.  These investments generally cannot be redeemed, unless approved by the general partners.  Upon liquidation of the underlying investments prior to the life expectancy / maturity of the funds, management of the funds can elect to make distributions to the limited partners.  The time horizon for such distributions is at the discretion of the general partners but should not exceed the time horizon of the fund’s life expectancy.  It is estimated that these investments would be liquidated approximately ten years following the initial investment date, some with options to extend for up to a two year period, ranging from 2013 — 2020.  Additional expenses, such as legal and administrative associated with the final liquidation can be

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

incurred.  Therefore, it is possible that upon final liquidation of the investments, the final funds distributed could be different from the estimated value of the investment.  However, these differences are not expected to be material.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets at Fair Value as of March 31, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$88,532	$21,894	$22,570	$132,996
Corporate and other debt:
Corporate debt	389	61,546	—	61,935
CDOs	—	4,378	—	4,378
Total corporate and other debt	389	65,924	—	66,313
Mortgage and other asset-backed securities:
Non-agency residential mortgage-backed securities	—	3,688	—	3,688
Commercial mortgage-backed securities	—	10,816	—	10,816
Asset-backed securities	—	164	—	164
Total mortgage and other asset-backed securities	—	14,668	—	14,668
Other investments(1)	—	—	41,961	41,961
Total non-derivative trading assets	88,921	102,486	64,531	255,938
Equity options/warrants	543	159	—	702
Total financial instruments owned	$89,464	$102,645	$64,531	$256,640

(1)          Consists of limited and general partnership interests.

Liabilities at Fair Value as of March 31, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$74,640	$—	$—	$74,640
Corporate debt	—	13,916	—	13,916
U.S. Government and agency securities	14,471	—	—	14,471
Total non-derivative trading liabilities	89,111	13,916	—	103,027
Equity options/warrants	69	—	—	69
Total financial instruments sold, not yet purchased	$89,180	$13,916	$—	$103,096

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Assets at Fair Value as of December 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$61,280	$2,418	$16,422	$80,120
Corporate and other debt:
Corporate debt	332	23,527	—	23,859
CDOs	—	5,126	—	5,126
Total corporate and other debt	332	28,653	—	28,985
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	22,783	—	22,783
Non-agency residential mortgage-backed securities	—	2,907	—	2,907
Total mortgage-backed securities	—	25,690	—	25,690
Other investments(1)	—	—	58,758	58,758
Total non-derivative trading assets	61,612	56,761	75,180	193,553
Equity options/warrants	948	—	—	948
Total financial instruments owned	$62,560	$56,761	$75,180	$194,501

(1)          Consists of limited and general partnership interests.

Liabilities at Fair Value as of December 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$51,392	$—	$—	$51,392
Corporate debt	—	7,909	—	7,909
U.S. Government and agency securities	5,234	—	—	5,234
Total non-derivative trading liabilities	56,626	7,909	—	64,535
Equity options/warrants(2)	61	—	—	61
Total financial instruments sold, not yet purchased	$56,687	$7,909	$—	$64,596

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

The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements:

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Instrument	Fair Value at 3/31/12	Technique	Input	Range (W/Avg.)
Equities: Financial Services	$22,570	Market Comparable Companies	Book value multiple (a)	0.8 - 1.3 (0.9)
			Tangible book value multiple (a)	0.6 - 1.4 (1.0)
			Marketability Discount (b)	3% - 12% (4)%

Limited Partnership: Financial Services	$3,030	Market Comparable Companies	Book value multiple (a)	1.7
			Earnings multiple (a)	13.0 - 16.8

(a) Represents amounts used when the reporting entity has determined that market participants would use such multiples when measuring the fair value of these investments.

(b) Represents amounts used when the reporting entity has determined that market participants would take these discounts into account in a fair value measurement.

Sensitivity of Level 3 Inputs to Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 private equity securities included in the table above are market comparable company performance multiples, including book value and tangible book value multiples, and marketability discounts.  Significant increases (decreases) in any of the market comparable performance multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.  Significant increases (decreases) in the marketability discount input in isolation would result in a significantly lower (higher) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 limited partnership investment included in the table above (excludes financial instruments where a practical expedient was used as a basis to measure fair value) are market comparable company performance multiples of the underlying investments, including book value and earnings multiples.  Significant increases (decreases) in any of the market comparable performance multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

Level 3 Financial Assets

Three Months Ended March 31, 2012	Balance as of December 31, 2011	Total gains and (losses) (realized and unrealized)	Purchases		(Sales)	Transfers in/(out) of Level 3	Balance as of March 31, 2012	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,422	$(986)	$7,257	(a)	$(123)	$—	$22,570	$(947)
Other investments	58,758	757	2,977	(a)	(20,531)	—	41,961	766
Total Level 3 financial assets	$75,180	$(229)	$10,234		$(20,654)	$—	$64,531	$(181)

(a)          Equities include $7,249 and other investments include $2,918 of financial instruments received from a distribution-in-kind from the redemption of the KBW Financial Services Fund, L.P., see Note 10 of the Notes to Consolidated Financial Statements for additional information.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Three Months Ended March 31, 2011	Balance as of December 31, 2010	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out)of Level 3	Balance as of March 31, 2011	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,654	$172	$—	$—	$—	$16,826	$172
Corporate and other debt:
CDOs	1	30	—	(30)	—	1	—
Other debt obligations	11,806	460	—	(2,063)	—	10,203	235
Total corporate and other debt	11,807	490	—	(2,093)	—	10,204	235
Other investments	51,336	902	7,408	(704)	—	58,942	562
Total Level 3 financial assets	$79,797	$1,564	$7,408	$(2,797)	$—	$85,972	$969

Total gains and losses represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 financial assets and were reported in principal transactions, net in the accompanying consolidated statements of operations.  Additionally, the change in the unrealized gains and losses may be offset by realized gains and losses during the period.

Purchases and sales represent the amount of purchases and/or sales of Level 3 financial assets during the period.  The amounts were recorded on the transaction dates at the transaction amounts.

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

(4)                                 Short-Term Borrowings

From time to time, the Company obtains secured short-term borrowings primarily through bank loans.  There were no short-term borrowing obligations outstanding during the three month period ended March 31, 2012.

(5)                                 Commitments and Contingencies

(a)              Leases

As of March 31, 2012, there were no significant changes in the Company’s lease agreements since December 31, 2011.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

(c)               Investment Commitments

As of March 31, 2012, the Company had approximately $12,244, including $7,400 to an affiliated fund which is limited to additional investments in existing portfolio holdings, in outstanding commitments for additional funding to limited partnership investments.

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

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
March 31, 2012:
Purchased options/warrants	$10,171	$1,044	$702
Written options/warrants	$3,854	$55	$69
Short agency mortgage-backed TBA securities	$—	$2	$—

December 31, 2011:
Purchased options/warrants	$18,398	$3,694	$948
Written options/warrants	$2,756	$388	$61
Short agency mortgage-backed TBA securities	$21,960	$28	$43

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
Type of Instrument	2012	2011
Equities	$1,134	$5,400
Corporate and other debt	5,215	5,962
Mortgage and other asset-backed securities	3,168	5,076
Other investments	989	902
Total	$10,506	$17,340

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

(8)                                 Stockholders’ Equity

Dividends Declared on Common Stock

During the three months ended March 31, 2012, the Company’s board of directors declared and the Company paid dividends of $0.05 per share totaling $1,753.

Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock.  On October 26, 2011, the Company’s board of directors authorized an additional $50,000 for its stock repurchase program.  Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  There was no activity during the three months ended March 31, 2012.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

(9)                                 Stock-Based and Other Incentive Compensation

Stock-Based Compensation

At March 31, 2012, the Company had one effective incentive compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  The Plan permits the Company to issue shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance unit awards and performance share awards, as well as grant cash-based awards and other awards to directors, officers, employees and consultants.

Restricted Stock Awards

As part of the 2011 year-end performance award process the Company granted 2,471,786 RSAs under the Plan to certain employees in March 2012 (“2011 Bonus Awards”).  The aggregate fair value of the RSAs granted in connection with the 2011 Bonus Awards in March 2012 was $40,290.  This value was based upon the grant date share price of $16.30.  RSAs are actual shares of common stock issued to the participant that are restricted.  The stock granted in connection with the 2011 Bonus Awards generally vests over a three year period.  Vesting would accelerate on a change in control, death or permanent disability.  Unvested RSAs are eligible to receive dividends but are subject to forfeiture upon termination of employment.

For 2011 Bonus Awards that were granted to retirement-eligible employees, the Company recognized the grant date fair value as compensation expense for such awards on the date of grant instead of over the service period specified in the award terms. For employees who will be retirement-eligible prior to vesting of the 2011 Bonus Awards, the Company recognizes compensation expense ratably from the grant date to the retirement eligibility date.  The Company recorded accelerated non-cash incremental compensation expense of $6,162 in the first quarter of 2012 related to 2011 Bonus Awards granted to retirement-eligible employees.

Long Term Incentive Program

In February 2010, the Company adopted a Long Term Incentive Program (the “LTIP”) under the 2009 Plan.  The LTIP allows the Company to make awards under the Plan to selected employees, which awards will provide for payments of such amounts pursuant to such terms and conditions as the Company shall determine.  The LTIP provides that amounts specified or calculated pursuant to awards may be earned during a performance cycle established for such an award upon the achievement of specified performance goals.

During the first quarter of 2010, the Company approved awards under the Plan to three members of senior management.  The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable based on the achievement of certain levels of cumulative growth in adjusted earnings per share during the performance cycle.  For the 2010 through 2011 performance cycle, LTIP awards were not earned as the cumulative growth in adjusted earnings per share was below the established minimum level.  As of March 31, 2012, there was no accrual for the 2010 through 2012 performance cycle as the cumulative growth in adjusted earnings per share is expected to be below the established minimum level.

Performance Equity Awards

In March 2011, the Company granted Performance Equity Awards to three members of senior management.  The Performance Equity Awards provide for the issuance of up to 120,240 shares of Common Stock to the recipients in the aggregate, contingent upon achievement of a target level of “Return on KBW Average Equity” as defined in the Performance Equity Awards.  The share price of the Performance Equity Awards on grant date was $24.93.  The three year performance period began on January 1, 2011 and ends on December 31, 2013.  The range of possible Performance Equity Awards vesting is between 0% and 200% of the target, so that the minimum number of shares that may be awarded to the recipients in the aggregate is zero and the maximum number is 240,480.  In addition, these Performance Equity Awards contain “clawback” provisions that provide for repayment of all or a portion of shares issued in the event of certain accounting restatements, thereby creating at-risk performance units for these executives.  Unvested Performance Equity Awards are subject to forfeiture upon termination of employment.  Under the Performance Equity Award agreements, in the event of (i) termination by us without “cause,” (ii) termination by the employee for “good reason” or (iii) the employee’s death, “disability,” or “retirement,” (as each such term is defined in the Plan) during any performance cycle or period, such employee will be entitled to payment of a pro-rata portion (based on the portion of such performance cycle or period that such employee was actively employed by us) of such employee’s award with respect to such performance cycle or period, provided that the performance goals with respect to such performance cycle or period are achieved.  In the event of a change in control, as defined in the

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Plan, the target performance goals applicable to any outstanding Performance Equity Awards shall be deemed to have been attained in full (unless actual performance exceeds the target performance goal, in which case actual performance shall be used) and all of the applicable shares will be deemed vested and subject to payment as provided in the Plan.  As of March 31, 2012, there was no accrual for Performance Equity Awards based on the probable outcome of the performance condition.

(10)                          Transactions with Affiliated Funds

The Company is in the process of exiting its asset management business.  The Company completed the full redemption of investors in the KBW Financial Services Funds (KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd.) and ended the capital commitment period of the KBW Capital Partners I, L.P (“Capital Partners”).  In January 2012, the Company received cash and securities totaling $19,379 upon full redemption of the KBW Financial Services Fund, L.P.  Capital Partners is a nonconsolidated investment fund that was formed by the Company with third-party investors and has been externally managed beginning January 2012.  The realization phase of Capital Partners is expected to be completed in the next few years, which is not expected to materially impact the Company’s financial statements.  The aggregate carrying value of the Company’s interest in Capital Partners was $4,863 and $4,948 as of March 31, 2012 and December 31, 2011, respectively.  The Company elected to apply the fair value option to this affiliated fund.  See Note 5 of the Notes to Consolidated Financial Statements for the Company’s commitments related to this affiliated fund.

(11)                          Restructuring Charges

Commencing in the third quarter of 2011, the Company undertook steps to reduce the Company’s workforce and certain other costs to better align its resources to the current business environment. These efforts continued through the first quarter of 2012 with further headcount reductions.  As a result of the workforce reduction, the Company has also consolidated office workspace in New York City and terminated several market data contracts.  These actions resulted in restructuring charges to earnings relating to severance, lease obligation accruals for vacant office space and contract termination costs in 2011.  This workforce reduction program was completed in the first quarter of 2012 resulting in additional severance costs of $2,244 in the first quarter of 2012.  The cumulative amount of severance costs incurred from this workforce reduction program was $9,243.  The accrual related to severance was included in accrued compensation and benefits and the accruals related to the consolidation of space in our New York office and the termination of several market data services contracts were included in accounts payable, accrued expenses and other liabilities on the accompanying statements of financial condition.

The following table provides a reconciliation of the beginning and ending balances of accruals related to restructuring charges through March 31, 2012:

	Severance	Lease Obligations	Market Data Service Contracts	Total
Accrual for restructuring charges, balance at December 31, 2011	$2,369	$7,553	$375	$10,297
Additional accrual for restructuring charges	2,244	—	—	2,244
Costs paid or settled	(4,464)	(849)	(51)	(5,364)
Accrual for restructuring charges, balance at March 31, 2012	$149	$6,704	$324	$7,177

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

(12)                          Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended
	March 31,
	2012	2011
Net income	$466	$4,641
Less: Dividends and allocation of undistributed earnings to participating securities(1)	219	477
Net income applicable to common shareholders	$247	$4,164

Weighted average number of common shares outstanding(1)(2):
Basic	30,211,667	33,122,382
Effect of dilutive securities - restricted stock	—	—
Diluted	30,211,667	33,122,382
Earnings per common share:
Basic	$0.01	$0.13
Diluted	$0.01	$0.13

(1)         Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 3,598,607, and 3,768,302, for the three months ended March 31, 2012 and 2011, respectively.  Dividends declared on participating securities amounted to $219 and $193, net of estimated forfeitures, for the three months ended March 31, 2012 and 2011, respectively.

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

(13)                          Income Taxes

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  In addition, the following information required by ASC 740 is provided:

•                  The Company’s gross unrecognized tax benefits, excluding interest and penalties, has not changed significantly since December 31, 2011.

•                  The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense.  This amount has not changed significantly since December 31, 2011.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

(15)                          Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,053 as of March 31, 2012. These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital. The Company’s net capital and net capital in excess of requirement were as follows:

March 31, 2012
Net Capital	$82,674
Net Capital in Excess of Requirement	$80,621

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA.  As of March 31, 2012, KBWL was in compliance with its local capital requirements.  At March 31, 2012, KBWL’s capital resources of $33,118 exceeded the capital resources requirement by $25,640.

(16)                          Recent Accounting Developments

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 in the first quarter of 2012 and elected the two-statement method.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.   ASU 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures, including quantitative information about the significant unobservable inputs used for all Level 3 measurements and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs.  ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 in the first quarter of 2012 did not impact the Company’s results of operations or financial position, but did impact the Company’s disclosures about fair value measurements.  See Note 3 of the Notes to Consolidated Financial Statements.

(17)                          Subsequent Events

Declaration of Quarterly Dividend

On April 25, 2012, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on June 15, 2012 to shareholders of record on June 1, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Statements

We have made statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology.  These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.  These statements are only predictions based on our current expectations and projections about future events.  There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements.  These factors include, but are not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

We are a leading full service investment bank specializing in the financial services industry.  Our principal activities are: (i) investment banking, including mergers and acquisitions and other strategic advisory services (“M&A”), equity and fixed income securities offerings, and mutual thrift conversions, (ii) equity and fixed income sales and trading, and (iii) research that provides fundamental, objective analysis that identifies investment opportunities and helps our investor customers make better investment decisions.

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

Business Environment

Global economic and financial market conditions can materially affect our financial performance.  The Company’s principal sources of revenue are derived from financial services sector capital markets, M&A and sales and trading of equity and fixed income securities.  Economic uncertainties in the U.S. and global markets, continue to cause reduced capital raising activity.  While there are signs in the U.S. banking sector of improved credit quality and earnings, and greater confidence in asset values, we have not yet seen a significant trend towards consolidation or an increase in capital raising transactions.

The ongoing uncertain investor sentiment regarding the financial services industry has resulted in continued investor caution, despite improvements in share prices.  In the U.S., the KBW Bank Index increased by 26% for the three months ended March 31, 2012 while the KBW Regional Banking Index increased by 14%.  In Europe, the KBW European Large-Cap Banking Index increased by 14% and the KBW European Mid & Small-Cap Banking Index increased by 17% for the three months ended March 31, 2012.

It is difficult to predict how long these conditions will continue to impact our overall revenues.  We believe that we remain well capitalized and well positioned to assist our clients in raising capital and in providing needed advice in M&A and other transactions for the financial services industry in the U.S., Europe and Asia.

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Overview

Total revenues were $69.2 million for the three months ended March 31, 2012 compared with $95.2 million for the same period in 2011, a decrease of $25.9 million, or 27.3%.  This decrease was primarily due to decreases in investment banking revenues of $10.6 million and principal transactions, net revenue of $6.8 million.

Total expenses decreased $18.9 million, or 21.6%, to $68.5 million for the three months ended March 31, 2012, which included $2.2 million of restructuring charges, compared with $87.4 million for the same period in 2011, primarily due to a decrease in compensation and benefits expense of $13.7 million, or 24.2%.

We recorded net income of $0.5 million, or $0.01 per diluted share, for the three months ended March 31, 2012 compared with net income of $4.6 million, or $0.13 per diluted share, for the three months March 31, 2012.  Our non-GAAP operating net income, which excludes restructuring charges related to the workforce reduction program was $2.0 million, or $0.06 per diluted share, for the three months ended March 31, 2012.  See “—Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Restructuring

Commencing in the third quarter of 2011, we undertook significant steps to reduce our workforce and certain other costs to better align our resources to the current business environment.  These efforts continued through the first quarter of 2012 with further headcount reductions including those related to our decision to exit the asset management business.  These workforce reductions were completed early in the first quarter of 2012 resulting in restructuring charges of $2.2 million (see “Non-GAAP Financial Measures” below).

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Period-to-Period
	2012	2011	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$27,029	$37,648	$(10,619)	(28.2)%
Commissions	29,219	34,429	(5,210)	(15.1)
Principal transactions, net	10,506	17,340	(6,834)	(39.4)
Interest and dividend income	1,785	3,204	(1,419)	(44.3)
Other	702	2,562	(1,860)	(72.6)
Total revenues	69,241	95,183	(25,942)	(27.3)

Expenses:
Compensation and benefits	42,929	56,634	(13,705)	(24.2)
Occupancy and equipment	4,700	5,659	(959)	(16.9)
Communications and data processing	7,736	8,695	(959)	(11.0)
Brokerage and clearance	3,362	4,916	(1,554)	(31.6)
Business development	3,191	4,624	(1,433)	(31.0)
Professional services	1,842	3,702	(1,860)	(50.2)
Interest	192	309	(117)	(37.9)
Restructuring charges	2,244	—	2,244	100.0
Other	2,343	2,852	(509)	(17.8)
Total expenses	68,539	87,391	(18,852)	(21.6)
Income before income taxes	702	7,792	(7,090)	(91.0)
Income tax expense	236	3,151	(2,915)	(92.5)
Net income	$466	$4,641	$(4,175)	(90.0)%

Non-GAAP Financial Measures

We are reporting our total expenses, net income and diluted earnings per share for the three months ended March 31, 2012 on a non-GAAP basis (“Non-GAAP Financial Measures”) in our 2012 first quarter Form 10-Q.  The Non-GAAP Financial Measures for the three months ended March 31, 2012 exclude restructuring charges related to the workforce reduction program.

Our management utilized non-GAAP calculations in understanding and analyzing our financial results.  Specifically, our management believes that these Non-GAAP Financial Measures provided useful information by excluding the restructuring charges, related to the workforce reduction program which may not be indicative of our core operating results and business outlook.  Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Such periods did not and likely will not include the impact of significant restructuring charges.  Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

A limitation of utilizing these Non-GAAP Financial Measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results.  Therefore, management believes that our GAAP measures of total expenses, net income and diluted earnings per share and the same respective Non-GAAP Financial Measures of our financial performance should be considered together.

The following provides details with respect to reconciling total expenses, net income and diluted earnings per share on a GAAP basis for the three months ended March 31, 2012 to the aforementioned captions on a non-GAAP basis:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	(dollars in thousands, except per share information)
	(unaudited)

Total expenses:
Total expenses - GAAP basis	$68,539		$87,391
Adjustment to exclude restructuring charges	(2,244)	(a)	—
Non-GAAP operating total expenses (b)	$66,295		$ N/A

Net income:
Net income - GAAP basis	$466		$4,641
Adjustment to exclude restructuring charges, net of tax benefit	1,488	(a)	—
Non-GAAP operating net income (b)	$1,954		$ N/A

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$0.01		$0.13
Adjustment to exclude restructuring charges, net of tax benefit	0.05	(a)	—
Non-GAAP operating diluted earnings per share (b)	$0.06		$ N/A

(a)          The adjustment represents the exclusion of restructuring charges, which includes compensation expense related to the workforce reduction program.

(b)         A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.

Revenues

Investment Banking

Investment banking revenue was $27.0 million for the three months ended March 31, 2012 compared with $37.6 million for the same period in 2011, a decrease of $10.6 million, or 28.2%.  M&A and advisory revenue increased $11.0 million, or 115.8%, to $20.5 million for the three months ended March 31, 2012 compared with $9.5 million for the same period in 2011, primarily due to the completion of several larger than average advisory engagements completed in 2012.  Capital markets revenue was $6.5 million for the three months ended March 31, 2012 compared with $28.2 million for the same period in 2011, a decrease of $21.7 million, primarily due to a lower number of equity capital market transactions for the three months ended March 31, 2012 compared with the same period in 2011.

Commissions

Commissions revenue was $29.2 million for the three months ended March 31, 2012 compared with $34.4 million for the same period in 2011, a decrease of $5.2 million, or 15.1%.  U.S. equity commissions were $20.9 million for the three months ended March 31, 2012 compared with $23.8 million for the same 2011 period, a decrease of $2.9 million, or 12.2%, and non-U.S. equity commissions were $8.3 million for the three months ended March 31, 2012 compared with $10.6 million for the same period in 2011, a decrease of $2.3 million, or 21.7%, reflecting lower market volumes in financial services companies’ stocks in 2012.

Principal Transactions, Net

Principal transactions, net revenue was $10.5 million for the three months ended March 31, 2012 compared with $17.3 million for the same period in 2011, a decrease of $6.8 million, or 39.4%.  Fixed income revenue was $8.8 million for the three months ended March 31, 2012 compared with $12.3 million for the same period in 2011, a decrease of $3.5 million, or 28.4%, primarily due to reduced client activity.  Trading for our own account, including firm investments, resulted in revenue of $3.4 million for the three months ended March 31, 2012 compared with revenue of $5.5 million for the same period in 2011, a decrease of $2.1 million and equity market making resulted in negative revenue of $1.8 million for the three months ended March 31, 2012 compared with negative revenue of $1.2 million for the same period in 2011.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned remained relatively unchanged for the three months ended March 31, 2012 compared with a gain of $0.8 million for the same period in 2011.

Interest and Dividend Income

Interest and dividend income was $1.8 million for the three months ended March 31, 2012 compared with $3.2 million for the same period in 2011, a decrease of $1.4 million, or 44.3%.  The decrease was primarily due to lower levels of interest bearing assets.

Other

Other revenues were $0.7 million for the three months ended March 31, 2012 compared with $2.6 million for the same period in 2011, a decrease of $1.9 million, or 72.6%.  The decrease was primarily due to lower fees earned on loan portfolio valuation and transaction services in 2012 compared with the same period in 2011.

Expenses

Compensation and Benefits

Compensation and benefits expense decreased $13.7 million, or 24.2%, to $42.9 million for the three months ended March 31, 2012 compared with $56.6 million for the same period in 2011.  The compensation ratio (compensation and benefits expense as a percentage of total revenue) was 62.0% for the three months ended March 31, 2012 compared with 59.5% for the same period in 2011.

Communications and Data Processing

Communications and data processing expense decreased $1.0 million, or 11.0%, to $7.7 million for the three months ended March 31, 2012 compared with $8.7 million for the same period in 2011.  The decrease was primarily due to lower market data costs for the three months ended March 31, 2012 compared with the same period in 2011.

Brokerage and Clearance

Brokerage and clearance expense decreased $1.6 million, or 31.6%, to $3.4 million for the three months ended March 31, 2012 compared with $4.9 million for the same period in 2011.  The decrease was primarily due to lower clearance costs for the three months ended March 31, 2012 compared with the same period in 2011.

Business Development

Business development expense decreased $1.4 million, or 31.0%, to $3.2 million for the three months ended March 31, 2012 compared with $4.6 million for the same period in 2011.  The decrease was primarily due to lower travel and entertainment expenses for the three months ended March 31, 2012 compared with the same period in 2011.

Professional Services

Professional services expense decreased $1.9 million, or 50.2%, to $1.8 million for the three months ended March 31, 2012 compared with $3.7 million for the same period in 2011.  The decrease was primarily due to lower legal costs for the three months ended March 31, 2012 compared with the same period in 2011.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended March 31, 2012, which resulted in an effective tax rate of 33.6%, compared with income tax expense of $3.2 million for the same period in 2011, which resulted in an effective tax rate of 40.4%.

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

Based on these criteria, we believe the following to be our critical accounting policies:

Fair Value of Financial Instruments

We account for financial instruments that are being measured and reported on a fair value basis in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between current market participants at the measurement date.”  See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of fair value of financial instruments.

ASC 825, Financial Instruments, provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  ASC 825 permits the fair value option election, on an instrument-by-instrument basis, either at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Such election must be applied to the entire instrument and not only a portion of the instrument.  We applied the fair value option for certain eligible instruments, including all private equity securities and limited partnership interests, as these financial instruments had been managed on a fair value basis prior to the fair value option election.

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

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily market and income approaches.  The valuation methodologies utilized are calibrated to observable market inputs.  We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category include certain corporate debt, CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, certain convertible preferred stock, residential and commercial mortgage-backed securities and other asset-backed securities.

Fair value of corporate debt, certain convertible preferred stock, residential and commercial mortgage-backed securities and other asset-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

Level 3 is comprised of financial instruments whose fair value is estimated based on multiple valuation techniques, primarily market and income approaches.  The valuation methodologies utilized may include significant inputs that are unobservable from objective sources.  We consider various market inputs and assumptions, such as recently executed transactions, market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements.  Included in this category are private equity securities and other investments including limited and general partnership interests.

Fair value of private equity securities was determined by assessing market-based information, such as performance multiples, comparable company transactions, changes in market outlook and the terms and liquidity of the instrument.  Fair value of limited and general partnership interests was determined by using net asset values or capital statements provided by the general partner, as a practical expedient, updated for changes in market conditions, if significant, up to the reporting date.  Private equity securities and limited and general partnership interests generally trade infrequently.

The variables affecting fair value estimates of these financial instruments can change rapidly and unexpectedly, which could have a significant impact on the fair value estimates of these financial instruments.  Results from valuation techniques in one period may not be indicative of future period fair value measurements.

Our Level 3 assets were $64.5 million as of March 31, 2012, which represented approximately 12% of total assets and approximately 25% of total assets measured at fair value.

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

Contractual Obligations

As of March 31, 2012, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2011.  Investment commitments were $12.2 million, including $7.4 million to an affiliated fund, as of March 31, 2012.

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

We are a member of various exchanges that trade and clear securities, options, warrants and/or futures contracts. As a member of these exchanges, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange.  To mitigate these performance risks, the exchanges often require members to post collateral as well as meet minimum financial standards.  While the rules governing different exchange memberships vary, our guarantee obligations generally would arise only if the exchange had previously exhausted its resources.  In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange.  Any potential contingent liability under these membership agreements cannot be estimated.  We have not recorded any contingent liability in our consolidated financial statements for these agreements and currently believe that any potential requirement to make payments under these agreements is remote.

Liquidity and Capital Resources

We are the parent company of Keefe, KBWL, KBW Asia and KBW Ventures, Inc.  Dividends and other transfers from our subsidiaries are our primary source of funds to satisfy our capital and liquidity requirements.  Applicable laws and regulations, primarily the net capital rules discussed below, restrict dividends and transfers from Keefe, KBWL and KBW Asia to us.  Our rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers and trade creditors of Keefe, KBWL and KBW Asia.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations.  As of March 31, 2012, we had liquid assets of $161.9 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time.  We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

Although we believe such sources remain available, we do not currently plan to obtain such short-term subordinated financing from any outside source.  We do not currently have any long term debt obligations and therefore, are not exposed to the breach of any debt covenants.

We have a “universal” shelf registration statement on form S-3 on file with the SEC.  This shelf registration statement would enable us to sell, from time to time, the securities covered by the registration statement in one or more public offerings.  The securities covered by the registration statement include common stock, preferred stock, depositary shares, senior debt securities, subordinated debt securities, warrants, stock purchase contracts, and stock purchase units.  We may offer any of these securities independently or together in any combination with other securities and may consummate such offerings in rapid fashion and with little notice.

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

Our dividend policy currently contemplates the payment of a quarterly cash dividend.  On February 22, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of $1.8 million based on 35.1 million total shares outstanding on March 5, 2012, including shares underlying vested restricted stock units), which cash dividend was paid on March 15, 2012 to stockholders of record as of the close of business on March 3, 2012.  On April 25, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.7 million based on approximately 35.0 million total shares outstanding on April 30, 2012, including shares underlying vested restricted stock units), which cash dividend will be paid on June 15, 2012 to stockholders of record as of the close of business on June 1, 2012.

On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management.  On October 26, 2011, the Company’s board of directors authorized an additional $50.0 million for its stock repurchase program.  There was no activity with respect to the stock repurchase program during the three months ended March 31, 2012.

The dividend to be paid on June 15, 2012 and any additional purchases under our share repurchase program are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources.  Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid-in capital.

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

At March 31, 2012, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $82.7 million, or $80.6 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $33.1 million exceeded the capital resources requirement by approximately $25.6 million at March 31, 2012.

Cash Flows

Three months ended March 31, 2012.  Cash increased $8.1 million for the three months ended March 31, 2012, primarily due to cash flows provided by operating activities of $24.5 million, partially offset by cash used in financing activities of $16.7 million.

Net income, after adjusting for non-cash expense and revenue items of $22.0 million, provided cash of $22.4 million.  The non-cash items consisted of expenses of $13.0 million resulting from the amortization of stock-based compensation expenses, $1.2 million related to depreciation and amortization expense and $7.8 million related to a deferred income tax expense.  Cash of $3.2 million was used as a result of an increase in operating assets, primarily attributable to increases in financial instruments owned, at fair value of $62.1 million and accounts receivable of $13.6 million, partially offset by a decrease in receivables from clearing brokers of $78.4 million.  Cash of $5.3 million was provided as a result of a decrease in operating liabilities, primarily attributable to an increase in financial instruments sold, not yet purchased, at fair value of $38.5 million, partially offset by a decrease in accrued compensation and benefits of $30.5 million.

We used $0.4 million in our investing activities for the purchase of fixed assets.  Cash used in financing activities was $16.7 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.

Three months ended March 31, 2011.  Cash decreased $36.9 million for the three months ended March 31, 2011, primarily due to cash flows used in financing and operating activities.

Net income, after adjusting for non-cash expense and revenue items of $25.2 million, provided cash of $29.9 million.  The non-cash items consisted of expenses of $19.4 million resulting from the amortization of stock-based compensation expenses, $1.4 million related to depreciation and amortization expense and $4.4 million related to deferred income tax expense.  Cash of $19.6 million was used as a result of an increase in operating assets, primarily attributable to increases related to financial instruments owned, at fair value of $149.1 million, partially offset by a $134.8 million decline in receivables from clearing brokers.  Cash of $17.6 million was used as a result of a decrease in operating liabilities, primarily attributable to a decrease in accrued compensation and benefits of $106.2 million, partially offset by an increase in financial instruments sold, not yet purchased, at fair value of $85.6 million.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned, including the market value of listed options and warrants, for the three months ended March 31, 2012:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$133,698	$81,068	$105,213
Corporate and other debt	$66,313	$28,985	$49,385
Mortgage and other asset-backed securities	$35,127	$14,668	$23,087
Other investments	$58,758	$41,299	$45,872
Short Value:
Equities	$74,709	$51,453	$63,232
Corporate and other debt	$13,916	$1,051	$6,857
U.S. Government and agency securities	$20,835	$5,234	$15,063

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

PART II—OTHER INFORMATION

Item 1.                             Legal Proceedings.

We are not a party to any pending legal proceedings or regulatory reviews other than those arising in the ordinary course of business. We do not believe these proceedings or regulatory reviews will have a material adverse effect on our financial position or results of operations.

Item 1A.                    Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.  The following table sets forth information regarding purchases of our common stock on a monthly basis for the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	—	$—	—	$48,695
February 1, 2012 to February 29, 2012	814,937	$17.67	—	$48,695
March 1, 2012 to March 31, 2012	5,784	$18.50	—	$48,695
TOTAL	820,721	$17.68	—

(1)                         820,721 shares were purchased other than as part of a publicly announced plan or program.  These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

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

Item 3.                             Defaults Upon Senior Securities.

None.

Item 4.                        Mine Safety Disclosures.

None.

Item 5.                             Other Information.

None.

Item 6.                             Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2012

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.