Form 10-Q
period 2012-06-30
KBW, INC.
filed 2012-08-08
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2012 was 34,643,902, which number includes 4,483,513 shares representing unvested restricted stock awards and excludes 255,936 shares underlying vested restricted stock units.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents	$143,423	$136,582
Financial instruments owned, at fair value:
Equities	103,099	81,068
Corporate and other debt	33,277	28,985
Mortgage-backed securities	15,619	25,690
Other investments	40,791	58,758
Total financial instruments owned, at fair value:	192,786	194,501
Receivables from clearing brokers	58,042	95,383
Accounts receivable	10,970	8,368
Income taxes receivable	15,315	19,293
Fixed assets, at cost, less accumulated depreciation and amortization of $38,512 in 2012 and $36,016 in 2011	13,046	14,952
Other assets	53,676	50,020
Total assets	$487,258	$519,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$42,524	$51,453
Corporate debt	4,286	7,909
U.S. Government and agency securities	12,151	5,234
Total financial instruments sold, not yet purchased, at fair value:	58,961	64,596
Accrued compensation and benefits	15,419	36,097
Income taxes payable	10,035	9,539
Accounts payable, accrued expenses and other liabilities	22,462	25,714
Total liabilities	106,877	135,946

Stockholders’ equity:
Preferred stock	—	—
Common stock	302	289
Paid-in capital	153,208	147,888
Retained earnings	238,516	246,939
Accumulated other comprehensive loss	(11,645)	(11,963)
Total stockholders’ equity	380,381	383,153
Total liabilities and stockholders’ equity	$487,258	$519,099

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Investment banking	$25,275	$15,204	$52,304	$52,852
Commissions	24,645	32,190	53,864	66,619
Principal transactions, net	3,480	11,952	13,986	29,292
Interest and dividend income	1,721	3,151	3,506	6,355
Other	307	1,535	1,009	4,097
Total revenues	55,428	64,032	124,669	159,215

Expenses:
Compensation and benefits	40,639	38,895	83,568	95,529
Occupancy and equipment	4,806	5,629	9,506	11,288
Communications and data processing	7,318	9,088	15,054	17,783
Brokerage and clearance	2,390	4,580	5,752	9,496
Business development	3,309	4,637	6,500	9,261
Professional services	2,184	4,636	4,026	8,338
Interest	197	356	389	665
Restructuring charges	1,200	—	3,444	—
Other	2,102	3,093	4,445	5,945
Total expenses	64,145	70,914	132,684	158,305
(Loss) / income before income taxes	(8,717)	(6,882)	(8,015)	910
Income tax (benefit) / expense	(3,294)	(2,634)	(3,058)	517
Net (loss) / income	$(5,423)	$(4,248)	$(4,957)	$393

Earnings per common share:
Basic	$(0.19)	$(0.14)	$(0.18)	$0.00
Diluted	$(0.19)	$(0.14)	$(0.18)	$0.00

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Weighted average number of common shares outstanding:
Basic	30,389,057	32,579,146	30,300,362	32,849,263
Diluted	30,389,057	32,579,146	30,300,362	32,849,263

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) / income	$(5,423)	$(4,248)	$(4,957)	$393
Other comprehensive (loss) /income:
Currency translation adjustments	(661)	51	318	939
Total other comprehensive (loss) / income	(661)	51	318	939
Comprehensive (loss) / income	$(6,084)	$(4,197)	$(4,639)	$1,332

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2012

(unaudited)

(Dollars in thousands, except per share information)

					Accumulated
					Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss) / Income	Equity
Balance at December 31, 2011	$—	$289	$147,888	$246,939	$(11,963)	$383,153
Net loss	—	—	—	(4,957)	—	(4,957)
Other comprehensive income, currency translation adjustment	—	—	—	—	318	318
Dividends on common stock	—	—	—	(3,466)	—	(3,466)
Amortization of stock-based compensation	—	—	20,979	—	—	20,979
Cancellation of 836,298 shares of restricted stock in satisfaction of withholding tax requirements	—	(8)	(14,755)	—	—	(14,763)
Issuance of 2,121,077 shares of common stock	—	21	39,868	—	—	39,889
Restricted stock units converted	—	—	(3,506)	—	—	(3,506)
Stock-based awards vested	—	—	(36,326)	—	—	(36,326)
Net tax shortfall related to stock-based awards	—	—	(940)	—	—	(940)
Balance at June 30, 2012	$—	$302	$153,208	$238,516	$(11,645)	$380,381

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
June 30, 2012	$0.01	10,000,000	—	—
December 31, 2011	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued*	Outstanding*
June 30, 2012	$0.01	140,000,000	30,160,389	30,160,389
December 31, 2011	$0.01	140,000,000	28,875,610	28,875,610

(*) These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net (loss) / income	$(4,957)	$393
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Amortization of stock-based compensation	20,979	29,475
Depreciation and amortization	2,418	2,801
Deferred income tax expense	5,659	1,396
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	1,714	(41,905)
Receivables from clearing brokers	37,472	60,351
Accounts receivable	(2,575)	12,570
Income taxes receivable	3,987	(325)
Other assets	(9,281)	(6,325)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(5,635)	58,711
Accrued compensation and benefits	(20,709)	(105,893)
Income taxes payable	529	(1,547)
Accounts payable, accrued expenses and other liabilities	(3,297)	(1,473)
Net cash provided by operating activities	26,304	8,229
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(518)	(2,177)
Net cash used in investing activities	(518)	(2,177)
Cash flows from financing activities:
Cash dividends paid	(3,466)	(3,676)
Issuance of shares of common stock	57	102
Cancellation of restricted stock in satisfaction of withholding tax requirements	(14,763)	(18,106)
Cancellation of shares of common stock related to the stock repurchase program	—	(36,797)
(Shortfall) excess net tax benefit related to stock-based awards	(940)	3,506
Repayment of notes receivable from stockholders	—	100
Net cash used in financing activities	(19,112)	(54,871)
Currency adjustment:
Effect of exchange rate changes on cash	167	781
Net increase / (decrease) in cash and cash equivalents	6,841	(48,038)
Cash and cash equivalents at the beginning of the period	136,582	162,272
Cash and cash equivalents at the end of the period	$143,423	$114,234

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$51	$1,959
Interest	$549	$712

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

The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority of the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at June 30, 2012 and December 31, 2011.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights.  There were no limited partnership interests that required consolidation at June 30, 2012 and December 31, 2011.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock.  This category also includes U.S. Government securities for which the Company typically receives independent external valuation information.  There were no transfers in or out of Level 1 during the three and six months ended June 30, 2012.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches.  The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category include certain corporate debt and collateralized debt obligations (“CDOs”) primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock and residential and commercial mortgage-backed securities.  There were no transfers in or out of Level 2 during the three and six months ended June 30, 2012.

Fair value of corporate debt, certain convertible preferred stock, residential and commercial mortgage-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

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

Fair value of corporate debt securities classified as Level 3 was determined based on discounted cash flow techniques.  Fair value of private equity securities classified as Level 3 was determined by assessing market-based information, such as performance multiples, comparable company transactions, changes in market outlook and the terms and liquidity of the instrument. Fair value of limited and general partnership interests classified as Level 3 was determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions and changes in market conditions, if significant, up to the reporting date or by assessing market-based information.  Private equity securities and limited and general partnership interests generally trade infrequently.

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent):

	As of June 30, 2012		As of December 31, 2011
Type of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Notice Period
Long/short hedge funds (a)	$—	$—	$19,379	$—	Monthly	30 Days
Public/private equity funds (b)	39,501	11,852	39,379	11,876	n/a	n/a
	$39,501	$11,852	$58,758	$11,876

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

Assets at Fair Value as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$60,402	$19,849	$22,595	$102,846
Corporate and other debt:
Corporate debt	393	29,362	337	30,092
CDOs	—	3,185	—	3,185
Total corporate and other debt	393	32,547	337	33,277
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	8,415	—	8,415
Commercial mortgage-backed securities	—	7,204	—	7,204
Total mortgage-backed securities	—	15,619	—	15,619
Other investments(1)	—	—	40,791	40,791
Total non-derivative trading assets	60,795	68,015	63,723	192,533
Equity options/warrants	144	109	—	253
Total financial instruments owned	$60,939	$68,124	$63,723	$192,786

(1) Consists of limited and general partnership interests.

Liabilities at Fair Value as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$42,431	$—	$—	$42,431
Corporate debt	—	4,286	—	4,286
U.S. Government and agency securities	12,151	—	—	12,151
Total non-derivative trading liabilities	54,582	4,286	—	58,868
Equity options/warrants	93	—	—	93
Total financial instruments sold, not yet purchased	$54,675	$4,286	$—	$58,961

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

The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements:

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Instrument	Fair Value at 6/30/12	Technique	Input	Range (W/Avg.)
Equities: Financial Services	$22,595	Market comparable companies	Book value multiple (a)	0.8 - 1.1 (0.9)
			Tangible book value multiple (a)	0.6 - 1.3 (1.0)
			Marketability discount (b)	3% - 12% (4%)

Corporate Debt: Financial Services	$337	Discounted cash flows	Yield	60%

Limited Partnerships: Financial Services	$1,290	Market comparable companies	Marketability discount (b)	8 - 12%

(a) Represents amounts used when the reporting entity has determined that market participants would use such multiples when measuring the fair value of these investments.

(b) Represents amounts used when the reporting entity has determined that market participants would take these discounts into account in a fair value measurement.

Sensitivity of Level 3 Inputs to Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 private equity securities included in the table above were market comparable company performance multiples, including book value and tangible book value multiples, and marketability discounts.  Significant increases (decreases) in any of the market comparable performance multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.  Significant increases (decreases) in the marketability discount input in isolation would result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the Company’s Level 3 corporate debt security included in the table above was the yield.  Significant increases (decreases) in the yield input in isolation would result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the Company’s Level 3 limited partnership investment included in the table above (excludes financial instruments where a practical expedient was used as a basis to measure fair value) was the marketability discount.  Significant increases (decreases) in the marketability discount input in isolation would result in a significantly lower (higher) fair value measurement.

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

Level 3 Financial Assets

Three Months Ended June 30, 2012	Balance as of March 31, 2012	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers in/(out) of Level 3	Balance as of June 30, 2012	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$22,570	$(8)	$34	$(1)	$—	$22,595	$(18)
Corporate debt	—	337	—	—	—	337	337
Other investments	41,961	583	380	(2,133)	—	40,791	588
Total Level 3 financial assets	$64,531	$912	$414	$(2,134)	$—	$63,723	$907

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

							Changes in
							unrealized gains
							and (losses)
		Total gains					included in
		and (losses)					earnings related
		(realized			Transfers		to assets still
Three Months Ended	Balance as of	and			in/(out) of	Balance as of	held at reporting
June 30, 2011	March 31, 2011	unrealized)	Purchases	(Sales)	Level 3	June 30, 2011	date
Equities	$16,826	$1,069	$58	$—	$—	$17,953	$1,069
Corporate and other debt:
CDOs	1	—	—	(1)	—	—	—
Other debt obligations	10,203	1,002	—	(5,259)	—	5,946	(172)
Total corporate and other debt	10,204	1,002	—	(5,260)	—	5,946	(172)
Other investments	58,942	1,202	395	(1,053)	—	59,486	1,200
Total Level 3 financial assets	$85,972	$3,273	$453	$(6,313)	$—	$83,385	$2,097

								Changes in
								unrealized
								gains and
								(losses)
								included in
								earnings
		Total gains					Balance as	related to
	Balance as of	and (losses)				Transfers	of	assets still held
Six Months Ended	December 31,	(realized and				in/(out) of	June 30,	at reporting
June 30, 2012	2011	unrealized)	Purchases		(Sales)	Level 3	2012	date
Equities	$16,422	$(994)	$7,291	(a)	$(124)	$—	$22,595	$(965)
Corporate debt	—	337	—		—	—	337	337
Other investments	58,758	1,340	3,357	(a)	(22,664)	—	40,791	1,354
Total Level 3 financial assets	$75,180	$683	$10,648		$(22,788)	$—	$63,723	$726

(a)          Equities include $7,249 and other investments include $2,918 of financial instruments received from a distribution-in-kind from the redemption of the KBW Financial Services Fund, L.P., see Note 9 of the Notes to Consolidated Financial Statements for additional information.

							Changes in
							unrealized gains
							and (losses)
		Total gains					included in
		and (losses)					earnings related
	Balance as of	(realized			Transfers		to assets still
Six Months Ended	December 31,	and			in/(out) of	Balance as of	held at reporting
June 30, 2011	2010	unrealized)	Purchases	(Sales)	Level 3	June 30, 2011	date
Equities	$16,654	$1,241	$58	$—	$—	$17,953	$1,241
Corporate and other debt:
CDOs	1	29	—	(30)	—	—	—
Other debt obligations	11,806	1,462	—	(7,322)	—	5,946	63
Total corporate and other debt	11,807	1,491	—	(7,352)	—	5,946	63
Other investments	51,336	2,103	7,804	(1,757)	—	59,486	1,762
Total Level 3 financial assets	$79,797	$4,835	$7,862	$(9,109)	$—	$83,385	$3,066

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

(4)                                 Commitments and Contingencies

(a)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At June 30, 2012, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition.  The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period.  Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

(b)     Investment Commitments

As of June 30, 2012, the Company had approximately $11,852, including $7,378 to an affiliated fund which is limited to additional investments in existing portfolio holdings, in outstanding commitments for additional funding to limited partnership investments.

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

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current	Average	End of
	Notional	Fair	Period
	Value	Value	Fair Value
June 30, 2012:
Purchased options/warrants	$4,013	$724	$253
Written options/warrants	$2,040	$58	$93
Short agency mortgage-backed TBA securities	$7,760	$13	$1

December 31, 2011:
Purchased options/warrants	$18,398	$3,694	$948
Written options/warrants	$2,756	$388	$61
Short agency mortgage-backed TBA securities	$21,960	$28	$43

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Instrument	2012	2011	2012	2011
Equities	$(1,386)	$1,503	$(252)	$6,903
Corporate and other debt	2,949	6,723	8,164	12,685
Mortgage and other asset-backed securities	2,026	2,525	5,195	7,601
Other investments	(109)	1,201	879	2,103
Total	$3,480	$11,952	$13,986	$29,292

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

(7)                                 Stockholders’ Equity

Dividends Declared on Common Stock

During the six months ended June 30, 2012, the Company’s board of directors declared and the Company paid dividends of $0.10 per share totaling $3,499.

Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock.  On October 26, 2011, the Company’s board of directors authorized an additional $50,000 for its stock repurchase program.  Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  There was no activity during the six months ended June 30, 2012 and the Company has $48,695 available for future purchases.

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

(8)                                 Stock-Based and Other Incentive Compensation

Stock-Based Compensation

At June 30, 2012, the Company had one effective incentive compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  The Plan permits the Company to issue shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance unit awards and performance share awards, as well as grant cash-based awards and other awards to directors, officers, employees and consultants.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

During the first quarter of 2010, the Company approved awards under the Plan to three members of senior management.  The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable based on the achievement of certain levels of cumulative growth in adjusted earnings per share during the performance cycle.  For the 2010 through 2011 performance cycle, LTIP awards were not earned as the cumulative growth in adjusted earnings per share was below the established minimum level.  As of June 30, 2012, there was no accrual for the 2010 through 2012 performance cycle as the cumulative growth in adjusted earnings per share is expected to be below the established minimum level.

Performance Equity Awards

In March 2011, the Company granted Performance Equity Awards to three members of senior management.  The Performance Equity Awards provide for the issuance of up to 120,240 shares of Common Stock to the recipients in the aggregate, contingent upon achievement of a target level of “Return on KBW Average Equity” as defined in the Performance Equity Awards.  The share price of the Performance Equity Awards on grant date was $24.93.  The three year performance period began on January 1, 2011 and ends on December 31, 2013.  The range of possible Performance Equity Awards vesting is between 0% and 200% of the target, so that the minimum number of shares that may be awarded to the recipients in the aggregate is zero and the maximum number is 240,480.  In addition, these Performance Equity Awards contain “clawback” provisions that provide for repayment of all or a portion of shares issued in the event of certain accounting restatements, thereby creating at-risk performance units for these executives.  Unvested Performance Equity Awards are subject to forfeiture upon termination of employment.  Under the Performance Equity Award agreements, in the event of (i) termination by us without “cause,” (ii) termination by the employee for “good reason” or (iii) the employee’s death, “disability,” or “retirement,” (as each such term is defined in the Plan) during any performance cycle or period, such employee will be entitled to payment of a pro-rata portion (based on the portion of such performance cycle or period that such employee was actively employed by us) of such employee’s award with respect to such performance cycle or period, provided that the performance goals with respect to such performance cycle or period are achieved.  In the event of a change in control, as defined in the Plan, the target performance goals applicable to any outstanding Performance Equity Awards shall be deemed to have been attained in full (unless actual performance exceeds the target performance goal, in which case actual performance shall be used) and all of the applicable shares will be deemed vested and subject to payment as provided in the Plan.  As of June 30, 2012, there was no accrual for Performance Equity Awards based on the probable outcome of the performance condition.

(9)                                 Transactions with Affiliated Funds

The Company completed the full redemption of investors in the KBW Financial Services Funds (KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd.) and ended the capital commitment period of the KBW Capital Partners I, L.P (“Capital Partners”).  In January 2012, the Company received cash and securities totaling $19,379 upon full redemption of the KBW Financial Services Fund, L.P.  Capital Partners is a nonconsolidated investment fund that was formed by the Company with third-party investors and has been externally managed beginning January 2012.  The realization phase of Capital Partners is expected to be completed in the next few years, which is not expected to materially impact the Company’s financial statements.  The aggregate carrying value of the Company’s interest in Capital Partners was $4,835 and $4,948 as of June 30, 2012 and December 31, 2011, respectively.  The Company elected to apply the fair value option to this affiliated fund.  See Note 4 of the Notes to Consolidated Financial Statements for the Company’s commitments related to this affiliated fund.

(10)                          Restructuring Charges

Commencing in the third quarter of 2011, the Company undertook steps to reduce its workforce and certain other costs to better align its resources to the current business environment.  These efforts continued through the first half of 2012 with further headcount reductions.  As a result of the workforce reduction, the Company has also consolidated office workspace in New York City and terminated several market data contracts.  These actions resulted in restructuring charges to earnings relating to severance, lease obligation accruals for vacant office space and contract termination costs in 2011.  The continuing difficulties in global markets, particularly those affecting financial services companies, led the Company to make further headcount reductions in the second quarter of 2012 resulting in additional severance costs of $1,200 for the three months ended June 30, 2012.  The cumulative amount of severance costs incurred from this workforce reduction program since it began in 2011 was $10,443.  The accrual related to severance was included in accrued compensation and benefits and the accruals related to the consolidation of space in our New York office and the termination of several market data services contracts were included in accounts payable, accrued expenses and other liabilities on the accompanying statements of financial condition.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following tables provide reconciliations of the beginning and ending balances of accruals related to restructuring charges.

Three Months Ended June 30, 2012

	Severance	Lease Obligations	Market Data Service Contracts	Total
Accrual for restructuring charges, balance at March 31, 2012	$149	$6,704	$324	$7,177
Additional accrual for restructuring charges	1,200	—	—	1,200
Costs paid or settled	(618)	(849)	(14)	(1,481)
Accrual for restructuring charges, balance at June 30, 2012	$731	$5,855	$310	$6,896

Six Months Ended June 30, 2012

	Severance	Lease Obligations	Market Data Service Contracts	Total
Accrual for restructuring charges, balance at December 31, 2011	$2,369	$7,553	$375	$10,297
Additional accrual for restructuring charges	3,444	—	—	3,444
Costs paid or settled	(5,082)	(1,698)	(65)	(6,845)
Accrual for restructuring charges, balance at June 30, 2012	$731	$5,855	$310	$6,896

(11)                         Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) / income	$(5,423)	$(4,248)	$(4,957)	$393
Less: Dividends and allocation of undistributed earnings to participating securities(1)	210	197	429	390
Net (loss) / income applicable to common shareholders	$(5,633)	$(4,445)	$(5,386)	$3

Weighted average number of common shares outstanding(1)(2):
Basic	30,389,057	32,579,146	30,300,362	32,849,263
Effect of dilutive securities - restricted stock	—	—	—	—
Diluted	30,389,057	32,579,146	30,300,362	32,849,263
Earnings per common share:
Basic	$(0.19)	$(0.14)	$(0.18)	$0.00
Diluted	$(0.19)	$(0.14)	$(0.18)	$0.00

(1) Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 4,540,167, and 4,149,375, for the three months ended June 30, 2012 and 2011, respectively and 4,069,387, and 3,959,891, for the six months ended June 30, 2012 and 2011, respectively.  Dividends declared on participating securities amounted to $210 and $197, net of estimated forfeitures, for the three months ended June 30, 2012 and 2011, respectively, and $429 and $390, net of estimated forfeitures, for the six months ended June 30, 2012 and 2011, respectively.

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

(14)                          Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital.  Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $2,672 as of June 30, 2012.  These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.  The Company’s net capital and net capital in excess of minimum required were as follows:

June 30, 2012
Net Capital	$90,819
Net Capital in Excess of Minimum Required	$88,147

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA.  As of June 30, 2012, KBWL was in compliance with its local capital requirements.  At June 30, 2012, KBWL’s capital resources of $32,492 exceeded the capital resources requirement by $25,258.

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

(16)                          Subsequent Events

Declaration of Quarterly Dividend

On August 1, 2012, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on September 14, 2012 to shareholders of record on September 4, 2012.

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

Ongoing  investor caution regarding the financial services industry remains in effect, as evidenced by decreasing trading volumes in the U.S. despite improvements in share prices for financials. The trading volume of the S&P 500 financials decreased 27% for the first half of 2012 although in the U.S., the KBW Bank Index increased by 16% for the first half of 2012 while the KBW Regional Banking Index increased by 11%.  In Europe, where commissions are based on share values, the traded values of financial indices in Europe decreased by more than 25% for the first half of 2012.  During the first half of 2012,  the KBW European Large-Cap Banking Index decreased slightly and the KBW European Mid & Small-Cap Banking Index decreased by 6%.

It is difficult to predict how long these conditions will continue to impact our overall revenues.  We believe that we remain well capitalized and well positioned to assist our clients in raising capital and in providing needed advice in M&A and other transactions for the financial services industry in the U.S., Europe and Asia.

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Overview

Total revenues were $55.4 million for the three months ended June 30, 2012 compared with $64.0 million for the same period in 2011, a decrease of $8.6 million, or 13.4%.  This decrease was primarily due to decreases in principal transactions, net and commissions revenues of $8.5 million and $7.5 million, respectively, partially offset by an increase in investment banking revenue of $10.1 million, or 66.2%.

Total expenses decreased $6.8 million, or 9.5%, to $64.1 million for the three months ended June 30, 2012 compared with $70.9 million for the same period in 2011, primarily due to a decrease in non-compensation expenses of $8.5 million, or 26.6%.  Non-GAAP operating total expenses, which excluded restructuring charges related to the workforce reduction program, decreased $8.0 million, or 11.2%, to $62.9 million for the three months ended June 30, 2012 compared with total expenses of $70.9 million for the same period in 2011.

We recorded a net loss of $5.4 million, or $0.19 per diluted share, for the three months ended June 30, 2012 compared with a net loss of $4.2 million, or $0.14 per diluted share, for the same period in 2011.  Our non-GAAP operating net loss, which excludes restructuring charges related to the workforce reduction program, was $4.7 million, or $0.16 per diluted share, for the three months ended June 30, 2012.  See “—Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Restructuring

Workforce reductions resulted in additional restructuring charges of $1.2 million for the three months ended June 30, 2012 (see “—Three Month Non-GAAP Financial Measures” below).

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$25,275	$15,204	$10,071	66.2%
Commissions	24,645	32,190	(7,545)	(23.4)
Principal transactions, net	3,480	11,952	(8,472)	(70.9)
Interest and dividend income	1,721	3,151	(1,430)	(45.4)
Other	307	1,535	(1,228)	(80.0)
Total revenues	55,428	64,032	(8,604)	(13.4)

Expenses:
Compensation and benefits	40,639	38,895	1,744	4.5
Occupancy and equipment	4,806	5,629	(823)	(14.6)
Communications and data processing	7,318	9,088	(1,770)	(19.5)
Brokerage and clearance	2,390	4,580	(2,190)	(47.8)
Business development	3,309	4,637	(1,328)	(28.6)
Professional services	2,184	4,636	(2,452)	(52.9)
Interest	197	356	(159)	(44.7)
Restructuring charges	1,200	—	1,200	N/M
Other	2,102	3,093	(991)	(32.0)
Total expenses	64,145	70,914	(6,769)	(9.5)
Loss before income taxes	(8,717)	(6,882)	(1,835)	N/M
Income tax benefit	(3,294)	(2,634)	(660)	N/M
Net loss	$(5,423)	$(4,248)	$(1,175)	N/M %

N/M = Not Meaningful

Three Month Non-GAAP Financial Measures

We are reporting our total expenses, net loss and diluted earnings per share for the three months ended June 30, 2012 on a non-GAAP basis (“Non-GAAP Financial Measures”) in our 2012 second quarter Form 10-Q.  The Non-GAAP Financial Measures for the three months ended June 30, 2012 exclude restructuring charges related to the workforce reduction program.

Our management utilized Non-GAAP calculations in understanding and analyzing our financial results.  Specifically, our management believes that these Non-GAAP Financial Measures provided useful information by excluding the restructuring charges related to the workforce reduction program which may not be indicative of our core operating results and business outlook.  Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Such periods did not and likely will not include the impact of significant restructuring charges.  Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

A limitation of utilizing these Non-GAAP Financial Measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results.  Therefore, management believes that our GAAP measures of total expenses, net loss and diluted earnings per share and the same respective Non-GAAP Financial Measures of our financial performance should be considered together.

The following provides details with respect to reconciling total expenses, net loss and diluted earnings per share on a GAAP basis for the three months ended June 30, 2012 to the aforementioned captions on a non-GAAP basis:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	(dollars in thousands, except per share information)
	(unaudited)

Total expenses:
Total expenses - GAAP basis	$64,145		$70,914
Adjustment to exclude restructuring charges	(1,200	)(a)	—
Non-GAAP operating total expenses	$62,945	(b)	$ N/A

Net loss:
Net loss - GAAP basis	$(5,423)		$(4,248)
Adjustment to exclude restructuring charges, net of tax benefit	748	(a)	—
Non-GAAP operating net loss	$(4,675	)(b)	$ N/A

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$(0.19)		$(0.14)
Adjustment to exclude restructuring charges, net of tax benefit	0.03	(a)	—
Non-GAAP operating diluted earnings per share	$(0.16	)(b)	$ N/A

(a)   The adjustment represents the exclusion of restructuring charges, which includes compensation expense related to the workforce reduction program.

(b)   A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.

Revenues

Investment Banking

Investment banking revenue increased $10.1 million, or 66.2%, to $25.3 million for the three months ended June 30, 2012 compared with $15.2 million for the same period in 2011.  M&A and advisory revenue increased $7.2 million, or 104.3%, to $14.1 million for the three months ended June 30, 2012 compared with $6.9 million for the same period in 2011, primarily due to a higher number of M&A and advisory engagements, which included two larger than average transactions completed in 2012.  Capital markets revenue increased $2.8 million, or 33.7%, to $11.1 million for the three months ended June 30, 2012 compared with $8.3 million for the same period in 2011, primarily due to a higher number of equity capital market transactions for the three months ended June 30, 2012 compared with the same period in 2011.

Commissions

Commissions revenue was $24.6 million for the three months ended June 30, 2012 compared with $32.2 million for the same period in 2011, a decrease of $7.5 million, or 23.4%.  U.S. equity commissions were $17.7 million for the three months ended June 30, 2012 compared with $23.0 million for the same 2011 period, a decrease of $5.3 million, or 23.0%, and non-U.S. equity commissions were $6.9 million for the three months ended June 30, 2012 compared with $9.2 million for the same period in 2011, a decrease of $2.3 million, or 25.0%, reflecting lower market volumes in financial services companies’ stocks for the same period in 2012.

Principal Transactions, Net

Principal transactions, net revenue was $3.5 million for the three months ended June 30, 2012 compared with $12.0 million for the same period in 2011, a decrease of $8.5 million, or 70.9%.  Fixed income revenue was $4.5 million for the three months ended June 30, 2012 compared with $8.3 million for the same period in 2011, a decrease of $3.8 million, or 45.8%, primarily due to reduced client activity.  Trading for our own account, including firm investments, resulted in revenue of $0.6 million for the three months ended June 30, 2012 compared with revenue of $2.4 million for the same period in 2011, a decrease of $1.8 million and equity market making resulted in negative revenue of $1.7 million for the three months ended June 30, 2012 compared with negative revenue of $1.1 million for the same period in 2011.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in revenue of $0.1 million for the three months ended June 30, 2012 compared with $2.3 million for the same period in 2011, a decrease of $2.2 million.

Interest and Dividend Income

Interest and dividend income was $1.7 million for the three months ended June 30, 2012 compared with $3.2 million for the same period in 2011, a decrease of $1.4 million, or 45.4%.  The decrease was primarily due to lower levels of interest bearing assets.

Other

Other revenues were $0.3 million for the three months ended June 30, 2012 compared with $1.5 million for the same period in 2011, a decrease of $1.2 million.  The decrease was primarily due to lower fees earned on loan portfolio valuation and transaction services in 2012 compared with the same period in 2011.

Expenses

Compensation and Benefits

Compensation and benefits expense was $40.6 million for the three months ended June 30, 2012, which was accrued for based on estimated total compensation expense for the year, compared with $38.9 million for the same period in 2011, an increase of $1.7 million, or 4.5%.

Communications and Data Processing

Communications and data processing expense decreased $1.8 million, or 19.5%, to $7.3 million for the three months ended June 30, 2012 compared with $9.1 million for the same period in 2011.  The decrease was primarily due to lower market data costs, reflecting the lower headcount, for the three months ended June 30, 2012 compared with the same period in 2011.

Brokerage and Clearance

Brokerage and clearance expense decreased $2.2 million, or 47.8%, to $2.4 million for the three months ended June 30, 2012 compared with $4.6 million for the same period in 2011.  The decrease was primarily due to lower clearance costs, partially a result of lower volumes, for the three months ended June 30, 2012 compared with the same period in 2011.

Business Development

Business development expense decreased $1.3 million, or 28.6%, to $3.3 million for the three months ended June 30, 2012 compared with $4.6 million for the same period in 2011.  The decrease was primarily due to lower travel and entertainment expenses, reflecting the lower headcount, for the three months ended June 30, 2012 compared with the same period in 2011.

Professional Services

Professional services expense decreased $2.5 million, or 52.9%, to $2.2 million for the three months ended June 30, 2012 compared with $4.6 million for the same period in 2011.  The decrease was primarily due to lower legal costs for the three months ended June 30, 2012 compared with the same period in 2011.

Income Tax Benefit

Income tax benefit was $3.3 million for the three months ended June 30, 2012, which resulted in an effective tax rate of   37.8%, compared with an income tax benefit of $2.6 million for the same period in 2011, which resulted in an effective tax rate of 38.3%.  The change was primarily due to the company’s pretax loss.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Overview

Total revenues were $124.7 million for the six months ended June 30, 2012 compared with $159.2 million for the same period in 2011, a decrease of $34.5 million, or 21.7%.  This decrease was primarily due to decreases in principal transactions, net and commissions revenues of $15.3 million and $12.8 million, respectively.

Total expenses decreased $25.6 million, or 16.2%, to $132.7 million for the six months ended June 30, 2012 compared with $158.3 million for the same period in 2011, primarily due to a decrease in non-compensation expenses of $13.7 million, or 21.8%.  Non-GAAP operating total expenses, which excludes restructuring charges related to the workforce reduction program, decreased $29.1 million, or 18.4%, for the six months ended June 30, 2012 compared with total expenses of $158.3 million for the same period in 2011.

We recorded a net loss of $5.0 million, or $0.18 per diluted share, for the six months ended June 30, 2012 compared with net income of $0.4 million, for the same period in 2011.  Our non-GAAP operating net loss, which excludes restructuring charges related to the workforce reduction program, was $2.8 million, or $0.11 per diluted share, for the six months ended June 30, 2012.  See “—Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Restructuring

Workforce reductions resulted in additional charges of $3.4 million for the six months ended June 30, 2012 see “—Six Month Non-GAAP Financial Measures” below).

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	For the Six Months Ended
	June 30,		Period-to-Period
	2012	2011	$ Change	% Change
Revenues:
Investment banking	$52,304	$52,852	$(548)	(1.0)%
Commissions	53,864	66,619	(12,755)	(19.1)
Principal transactions, net	13,986	29,292	(15,306)	(52.3)
Interest and dividend income	3,506	6,355	(2,849)	(44.8)
Other	1,009	4,097	(3,088)	(75.4)
Total revenues	124,669	159,215	(34,546)	(21.7)

Expenses:
Compensation and benefits	83,568	95,529	(11,961)	(12.5)
Occupancy and equipment	9,506	11,288	(1,782)	(15.8)
Communications and data processing	15,054	17,783	(2,729)	(15.3)
Brokerage and clearance	5,752	9,496	(3,744)	(39.4)
Business development	6,500	9,261	(2,761)	(29.8)
Professional services	4,026	8,338	(4,312)	(51.7)
Interest	389	665	(276)	(41.5)
Restructuring charges	3,444	—	3,444	N/M
Other	4,445	5,945	(1,500)	(25.2)
Total expenses	132,684	158,305	(25,621)	(16.2)
(Loss) / income before income taxes	(8,015)	910	(8,925)	N/M
Income tax (benefit) / expense	(3,058)	517	(3,575)	N/M
Net (loss) / income	$(4,957)	$393	$(5,350)	N/M %

N/M = Not Meaningful

Six Month Non-GAAP Financial Measures

The following table reconciles GAAP total expenses, net (loss) / income and diluted earnings per share for the six months ended June 30, 2012 and 2011 to these items on a non-GAAP basis for the same respective periods.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	(dollars in thousands, except per share information)
	(unaudited)

Total expenses:
Total expenses - GAAP basis	$132,684		$158,305
Adjustment to exclude restructuring charges	(3,444	)(a)	—
Non-GAAP operating total expenses	$129,240	(b)	$ N/A

Net (loss) / income:
Net (loss) / income - GAAP basis	$(4,957)		$393
Adjustment to exclude restructuring charges, net of tax benefit	2,131	(a)	—
Non-GAAP operating net loss	$(2,826	)(b)	$ N/A

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$(0.18)		$0.00
Adjustment to exclude restructuring charges, net of tax benefit	0.07	(a)	—
Non-GAAP operating diluted earnings per share	$(0.11	)(b)	$ N/A

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

Revenues

Investment Banking

Investment banking revenue was $52.3 million for the six months ended June 30, 2012 compared with $52.9 million for the same period in 2011, a decrease of $0.5 million, or 1.0%.  M&A and advisory revenue increased $18.3 million, or 111.6%, to $34.7 million for the six months ended June 30, 2012 compared with $16.4 million for the same period in 2011, primarily due to a higher number of M&A and advisory engagements, which included two larger than average transactions completed in 2012.  Capital markets revenue was $17.6 million for the six months ended June 30, 2012 compared with $36.5 million for the same period in 2011, a decrease of $18.9 million, primarily due to a lower number of equity capital market transactions for the six months ended June 30, 2012 compared with the same period in 2011.

Commissions

Commissions revenue was $53.9 million for the six months ended June 30, 2012 compared with $66.6 million for the same period in 2011, a decrease of $12.8 million, or 19.1%.  U.S. equity commissions were $38.7 million for the six months ended June 30, 2012 compared with $46.8 million for the same 2011 period, a decrease of $8.1 million, or 17.3%, and non-U.S. equity commissions were $15.2 million for the six months ended June 30, 2012 compared with $19.8 million for the same period in 2011, a decrease of $4.6 million, or 23.2%, reflecting lower market volumes in financial services companies’ stocks in 2012.

Principal Transactions, Net

Principal transactions, net revenue was $14.0 million for the six months ended June 30, 2012 compared with $29.3 million for the same period in 2011, a decrease of $15.3 million, or 52.3%.  Fixed income revenue was $13.3 million for the six months ended June 30, 2012 compared with $20.6 million for the same period in 2011, a decrease of $7.3 million, or 35.4%, primarily due to reduced client activity.  Trading for our own account, including firm investments, resulted in revenue of $4.0 million for the six months ended June 30, 2012 compared with revenue of $8.0 million for the same period in 2011, a decrease of $4.0 million and equity market making resulted in negative revenue of $3.5 million for the six months ended June 30, 2012 compared with negative revenue of $2.4 million for the same period in 2011.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in net revenue of $0.2 million for the six months ended June 30, 2012 compared with a gain of $3.1 million for the same period in 2011.

Interest and Dividend Income

Interest and dividend income was $3.5 million for the six months ended June 30, 2012 compared with $6.4 million for the same period in 2011, a decrease of $2.8 million, or 44.8%.  The decrease was primarily due to lower levels of interest bearing assets.

Other

Other revenues were $1.0 million for the six months ended June 30, 2012 compared with $4.1 million for the same period in 2011, a decrease of $3.1 million, or 75.4%.  The decrease was primarily due to lower fees earned on loan portfolio valuation and transaction services in 2012 compared with the same period in 2011.

Expenses

Compensation and Benefits

Compensation and benefits expense decreased $12.0 million, or 12.5%, to $83.6 million for the six months ended June 30, 2012, which was accrued for based on total compensation expense for the year, compared with $95.5 million for the same period in 2011.  The compensation ratio (compensation and benefits expense as a percentage of total revenue) was 67.0% for the six months ended June 30, 2012 compared with 60.0% for the same period in 2011.

Communications and Data Processing

Communications and data processing expense decreased $2.7 million, or 15.3%, to $15.1 million for the six months ended June 30, 2012 compared with $17.8 million for the same period in 2011.  The decrease was primarily due to lower market data costs, reflecting the lower headcount, for the six months ended June 30, 2012 compared with the same period in 2011.

Brokerage and Clearance

Brokerage and clearance expense decreased $3.7 million, or 39.4%, to $5.8 million for the six months ended June 30, 2012 compared with $9.5 million for the same period in 2011.  The decrease was primarily due to lower clearance costs, partially a result of lower volumes, for the three months ended June 30, 2012 compared with the same period in 2011.

Business Development

Business development expense decreased $2.8 million, or 29.8%, to $6.5 million for the six months ended June 30, 2012 compared with $9.3 million for the same period in 2011.  The decrease was primarily due to lower travel and entertainment expenses, reflecting the lower headcount, for the six months ended June 30, 2012 compared with the same period in 2011.

Professional Services

Professional services expense decreased $4.3 million, or 51.7%, to $4.0 million for the six months ended June 30, 2012 compared with $8.3 million for the same period in 2011.  The decrease was primarily due to lower legal costs for the six months ended June 30, 2012 compared with the same period in 2011.

Income Tax (Benefit) / Expense

Income tax benefit was $3.1 million for the six months ended June 30, 2012, which resulted in an effective tax rate of   (38.2%), compared with income tax expense of $0.5 million for the same period in 2011, which resulted in an effective tax rate of 56.8%.    The change was primarily due to the company’s pretax loss and the difference in the relationship between permanent differences and pretax earnings.

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

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily market and income approaches.  The valuation methodologies utilized are calibrated to observable market inputs.  We consider recently executed transactions, market price quotations and various assumptions, such as credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category include certain corporate debt and CDOs primarily collateralized by banking and insurance company trust preferred and capital securities, certain convertible preferred stock and residential and commercial mortgage-backed securities.

Fair value of corporate debt, certain convertible preferred stock, residential and commercial mortgage-backed securities classified as Level 2 was determined by using quoted market prices, broker or dealer quotes, or alternate pricing sources with reasonable levels of price transparency.  Fair value of CDOs primarily collateralized by banking and insurance company trust preferred and capital securities was determined primarily by considering recently executed transactions of similar securities and certain assumptions, including the financial condition, operating results and credit ratings of the issuer or underlying companies.

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

Fair value of corporate debt securities classified as Level 3 was determined based on discounted cash flow techniques.  Fair value of private equity securities classified as Level 3 was determined by assessing market-based information, such as performance multiples, comparable company transactions, changes in market outlook and the terms and liquidity of the instrument.  Fair value of limited and general partnership interests classified as Level 3 was determined by using net asset values or capital statements provided by the general partner, as a practical expedient, updated for changes in market conditions, if significant, up to the reporting date or by assessing market-based information.  Private equity securities and limited and general partnership interests generally trade infrequently.

The variables affecting fair value estimates of these financial instruments can change rapidly and unexpectedly, which could have a significant impact on the fair value estimates of these financial instruments.  Results from valuation techniques in one period may not be indicative of future period fair value measurements.

Our Level 3 assets were $63.7 million as of June 30, 2012, which represented approximately 13% of total assets and approximately 33% of total assets measured at fair value.

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

Contractual Obligations

As of June 30, 2012, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2011.  Investment commitments were $11.9 million, including $7.4 million to an affiliated fund, as of June 30, 2012.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations.  As of June 30, 2012, we had liquid assets of $201.5 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time.  We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

Our dividend policy currently contemplates the payment of a quarterly cash dividend.  On February 22, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock equaling an aggregate payment of $1.8 million, which cash dividend was paid on March 15, 2012 to stockholders of record as of the close of business on March 3, 2012.  On April 25, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock equaling an aggregate payment of $1.7 million, which cash dividend was paid on June 15, 2012 to stockholders of record as of the close of business on June 1, 2012.  On August 1, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.7 million based on approximately 35.0 million total shares outstanding on July 31, 2012, including shares underlying vested restricted stock units), which cash dividend will be paid on September 14, 2012 to stockholders of record as of the close of business on September 4, 2012.

On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management.  On October 26, 2011, the Company’s board of directors authorized an additional $50.0 million for its stock repurchase program.  There was no activity with respect to the stock repurchase program during the three months ended June 30, 2012.

The dividend to be paid on September 14, 2012 and any additional purchases under our share repurchase program are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources.  Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid-in capital.

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

At June 30, 2012, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $90.8 million, or $88.1 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $32.5 million exceeded the capital resources requirement by approximately $25.3 million at June 30, 2012.

Cash Flows

Six months ended June 30, 2012.   Cash increased $6.8 million for the six months ended June 30, 2012, primarily due to cash flows provided by operating activities of $26.3 million, partially offset by cash used in financing activities of $19.1 million.

Net income, after adjusting for non-cash expense and revenue items of $29.1 million, provided cash of $24.1 million.  The non-cash items consisted of $21.0 million resulting from the amortization of stock-based compensation expenses, $2.4 million related to depreciation and amortization expense and $5.7 million related to a deferred income tax expense.  Cash of $31.3 million was provided as a result of an increase in operating assets, primarily attributable to an increase in receivables from clearing brokers of $37.5 million, partially offset by a decrease in other assets of $9.3 million.  Cash of $29.1 million was used as a result of decreases in operating liabilities, primarily attributable to decreases in accrued compensation and benefits and financial instruments sold, not yet purchased, at fair value of $20.7 million and $5.6 million, respectively.

We used $0.5 million in our investing activities for the purchase of fixed assets.  Cash used in financing activities was $19.1 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned, including the market value of listed options and warrants, for the six months ended June 30, 2012:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$133,698	$81,068	$110,784
Corporate and other debt	$66,313	$28,985	$45,326
U.S. Government and agency securities	$9,999	$—	$2,857
Mortgage and other asset-backed securities	$35,127	$14,668	$21,703
Other investments	$58,758	$40,791	$43,957
Short Value:
Equities	$74,709	$42,524	$60,169
Corporate and other debt	$13,916	$1,051	$6,148
U.S. Government and agency securities	$20,835	$5,234	$13,275

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.  The following table sets forth information regarding purchases of our common stock on a monthly basis for the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	—	$—	—	$48,695
May 1, 2012 to May 31, 2012	—	$—	—	$48,695
June 1, 2012 to June 30, 2012	15,577	$16.45	—	$48,695
TOTAL	15,577	$16.45	—

(1)

15,577 shares were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

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

Date: August 8, 2012

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
101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.