Form 10-Q
period 2012-09-30
KBW, INC.
filed 2012-11-09
CIK 1063494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2012 was 34,474,957, which number includes 4,289,437 shares representing unvested restricted stock awards and excludes 255,936 shares underlying vested restricted stock units.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents	$163,127	$136,582
Financial instruments owned, at fair value:
Equities	84,010	81,068
Corporate and other debt	32,496	28,985
Mortgage-backed securities	61,416	25,690
U.S. Government and agency securities	3,453	—
Other investments	42,428	58,758
Total financial instruments owned, at fair value:	223,803	194,501
Receivables from clearing brokers	21,575	95,383
Accounts receivable	14,669	8,368
Income taxes receivable	2,102	19,293
Fixed assets, at cost, less accumulated depreciation and amortization of $39,746 in 2012 and $36,016 in 2011	11,971	14,952
Other assets	51,950	50,020
Total assets	$489,197	$519,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Equities	$34,368	$51,453
Corporate debt	11,745	7,909
U.S. Government and agency securities	4,990	5,234
Total financial instruments sold, not yet purchased, at fair value:	51,103	64,596
Accrued compensation and benefits	22,390	36,097
Income taxes payable	12,004	9,539
Accounts payable, accrued expenses and other liabilities	22,524	25,714
Total liabilities	108,021	135,946

Stockholders’ equity:
Preferred stock	—	—
Common stock	302	289
Paid-in capital	159,979	147,888
Retained earnings	231,609	246,939
Accumulated other comprehensive loss	(10,714)	(11,963)
Total stockholders’ equity	381,176	383,153
Total liabilities and stockholders’ equity	$489,197	$519,099

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Investment banking	$21,320	$32,071	$73,624	$84,923
Commissions	20,996	35,107	74,860	101,726
Principal transactions, net	3,627	(19,917)	17,613	9,375
Interest and dividend income	3,758	2,028	7,264	8,383
Other	859	1,102	1,868	5,199
Total revenues	50,560	50,391	175,229	209,606

Expenses:
Compensation and benefits	33,836	43,249	117,404	138,778
Occupancy and equipment	4,826	5,793	14,332	17,081
Communications and data processing	7,249	8,893	22,303	26,676
Brokerage and clearance	2,127	5,380	7,879	14,876
Business development	3,628	5,144	10,128	14,405
Professional services	1,836	2,594	5,862	10,932
Interest	104	184	493	849
Restructuring charges	2,841	1,783	6,285	1,783
Other	1,333	2,574	5,778	8,519
Total expenses	57,780	75,594	190,464	233,899
Loss before income taxes	(7,220)	(25,203)	(15,235)	(24,293)
Income tax benefit	(2,035)	(9,474)	(5,093)	(8,957)
Net loss	$(5,185)	$(15,729)	$(10,142)	$(15,336)

Earnings per common share:
Basic	$(0.18)	$(0.51)	$(0.36)	$(0.49)
Diluted	$(0.18)	$(0.51)	$(0.36)	$(0.49)

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Weighted average number of common shares outstanding:
Basic	30,416,628	31,254,011	30,339,400	32,311,669
Diluted	30,416,628	31,254,011	30,339,400	32,311,669

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(5,185)	$(15,729)	$(10,142)	$(15,336)
Other comprehensive (loss) /income:
Currency translation adjustments	931	(1,091)	1,249	(152)
Total other comprehensive (loss) / income	931	(1,091)	1,249	(152)
Comprehensive loss	$(4,254)	$(16,820)	$(8,893)	$(15,488)

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2012

(unaudited)

(Dollars in thousands, except per share information)

					Accumulated
					Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss) / Income	Equity
Balance at December 31, 2011	$—	$289	$147,888	$246,939	$(11,963)	$383,153
Net loss	—	—	—	(10,142)	—	(10,142)
Other comprehensive income, currency translation adjustment	—	—	—	—	1,249	1,249
Dividends on common stock	—	—	—	(5,188)	—	(5,188)
Amortization of stock-based compensation	—	—	28,063	—	—	28,063
Cancellation of 855,509 shares of restricted stock in satisfaction of withholding tax requirements	—	(9)	(15,069)	—	—	(15,078)
Issuance of 2,165,419 shares of common stock	—	22	40,936	—	—	40,958
Restricted stock units converted	—	—	(3,506)	—	—	(3,506)
Stock-based awards vested	—	—	(37,376)	—	—	(37,376)
Net tax shortfall related to stock-based awards	—	—	(957)	—	—	(957)
Balance at September 30, 2012	$—	$302	$159,979	$231,609	$(10,714)	$381,176

Description of preferred stock and details:

		Number of Shares
	Par Value	Authorized	Issued	Outstanding
September 30, 2012	$0.01	10,000,000	—	—
December 31, 2011	$0.01	10,000,000	—	—

Description of common stock and details:

		Number of Shares
	Par Value	Authorized	Issued*	Outstanding*
September 30, 2012	$0.01	140,000,000	30,185,520	30,185,520
December 31, 2011	$0.01	140,000,000	28,875,610	28,875,610

(*) These share amounts exclude vested restricted stock units.

See accompanying notes to consolidated financial statements.

KBW, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(10,142)	$(15,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock-based compensation	28,063	37,871
Depreciation and amortization	3,570	4,159
Deferred income tax expense / (benefit)	2,013	(4,223)
(Increase) decrease in operating assets:
Financial instruments owned, at fair value	(29,291)	83,385
Receivables from clearing brokers	74,008	58,925
Accounts receivable	(6,250)	11,832
Income taxes receivable	17,201	(7,769)
Other assets	(3,883)	(1,365)
Increase (decrease) in operating liabilities:
Financial instruments sold, not yet purchased, at fair value	(13,493)	(26,141)
Accrued compensation and benefits	(13,803)	(97,238)
Income taxes payable	2,469	(1,353)
Accounts payable, accrued expenses and other liabilities	(3,171)	(3,965)
Net cash provided by operating activities	47,291	38,782
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(598)	(2,712)
Net cash used in investing activities	(598)	(2,712)
Cash flows from financing activities:
Cash dividends paid	(5,188)	(5,404)
Issuance of shares of common stock	76	145
Cancellation of restricted stock in satisfaction of withholding tax requirements	(15,078)	(18,382)
Cancellation of shares of common stock related to the stock repurchase program	—	(61,547)
(Shortfall) excess net tax benefit related to stock-based awards	(957)	3,722
Repayment of notes receivable from stockholders	—	100
Net cash used in financing activities	(21,147)	(81,366)
Currency adjustment:
Effect of exchange rate changes on cash	999	173
Net increase / (decrease) in cash and cash equivalents	26,545	(45,123)
Cash and cash equivalents at the beginning of the period	136,582	162,272
Cash and cash equivalents at the end of the period	$163,127	$117,149

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$155	$2,315
Interest	$260	$1,000

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

The Company consolidates entities for which it has a controlling financial interest as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The usual condition for a controlling financial interest is ownership of a majority voting interest.  As a result, the Company generally consolidates entities when they have ownership, directly or indirectly, of over 50 percent of the outstanding voting shares of another entity.  Since a controlling financial interest may be achieved through arrangements that do not involve voting interest, the Company also evaluates entities for consolidation under the “variable interest model” in accordance with ASC 810.  The Company consolidates variable interest entities when it has determined to hold the power that most significantly impacts the entity’s economic performance or a right to absorb a majority of the entity’s expected losses, or expected residual returns, or both.  The Company had no variable interest entities that required consolidation at September 30, 2012 and December 31, 2011.

In addition, the Company evaluates its investments in limited partnerships under ASC 810.  Under ASC 810, the general partners in limited partnerships are presumed to have control unless the limited partners have either a substantial ability to dissolve the limited partnership or otherwise can remove the general partner without cause or have substantial participating rights.  There were no limited partnership interests that required consolidation at September 30, 2012 and December 31, 2011.

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

Level 1 primarily consists of listed financial instruments whose value is based on quoted market prices, such as listed equities, equity options and warrants, and preferred stock.  This category also includes U.S. Government securities for which the Company typically receives independent external valuation information.  There were no transfers between Level 1 and Level 2 during

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

the three and nine months ended September 30, 2012.

Level 2 includes those financial instruments that are valued using multiple valuation techniques, primarily the market and income approaches.  The valuation methodologies utilized are calibrated to observable market inputs.  The Company considers recently executed transactions, market price quotations and various assumptions, including credit spreads, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, as well as other measurements. In order to be classified as Level 2, substantially all of these assumptions would need to be observable in the marketplace or can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category include certain corporate debt and collateralized debt obligations (“CDOs”) primarily collateralized by company trust preferred and capital securities, certain convertible preferred stock and residential and commercial mortgage-backed securities.  There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012.

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

The following table provides information related to financial instruments where a practical expedient was used as the basis to measure the fair value of certain entities that calculate a net asset value per share (or equivalent):

	As of September 30, 2012		As of December 31, 2011			Redemption
Type of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Notice Period
Long/short hedge funds (a)	$—	$—	$19,379	$—	Monthly	30 Days
Public/private equity funds (b)	41,008	11,279	39,379	11,876	n/a	n/a
	$41,008	$11,279	$58,758	$11,876

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Assets at Fair Value as of September 30, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments owned, at fair value:
Equities	$57,547	$11,929	$14,254	$83,730
Corporate and other debt:
Corporate debt	310	31,162	476	31,948
CDOs	—	548	—	548
Total corporate and other debt	310	31,710	476	32,496
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	55,921	—	55,921
Commercial mortgage-backed securities	—	5,495	—	5,495
Total mortgage-backed securities	—	61,416	—	61,416
U.S. Government and agency securities	3,453	—	—	3,453
Other investments(1)	—	—	42,428	42,428
Total non-derivative trading assets	61,310	105,055	57,158	223,523
Equity options/warrants(2)	124	156	—	280
Total financial instruments owned	$61,434	$105,211	$57,158	$223,803

(1)         Consists of limited and general partnership interests.

(2)         To-be-announced securities are accounted for as derivative transactions and the unrealized losses were reported in accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition.  The associated payable of $378 has been excluded from the above table.  These to-be-announced securities would be classified as Level 2.

Liabilities at Fair Value as of September 30, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased, at fair value:
Equities	$34,368	$—	$—	$34,368
Corporate debt	—	11,745	—	11,745
U.S. Government and agency securities	4,990	—	—	4,990
Total non-derivative trading liabilities	39,358	11,745	—	51,103
Equity options/warrants	—	—	—	—
Total financial instruments sold, not yet purchased	$39,358	$11,745	$—	$51,103

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

The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements:

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Instrument	Fair Value at 9/30/12	Technique	Input	Range (W/Avg.)
Equities: Financial Services	$14,254	Market comparable companies	Book value multiple (a)	0.8 - 1.2 (0.8)
			Tangible book value multiple (a)	0.6 - 1.3 (1.0)
			Marketability discount (b)	11%

Corporate Debt: Financial Services	$476	Discounted cash flows	Yield	60%

Limited Partnerships: Financial Services	$1,420	Market comparable companies	Marketability discount (b)	4% - 11%

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

The following table provides a reconciliation of the beginning and ending balances for the non-derivative trading assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Level 3 Financial Assets

Three Months Ended September 30, 2012	Balance as of June 30, 2012	Total gains and (losses) (realized and unrealized)	Purchases	(Sales)	Transfers out of Level 3		Balance as of September 30, 2012	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$22,595	$(3,100)	$835	$(976)	$(5,100	)(a)	$14,254	$(2,716)
Corporate and other debt:
Corporate debt	337	139	—	—	—		476	139
CDOS	—	56	—	(56)	—		—	—
Total corporate and other debt:	337	195	—	(56)	—		476	139
Other investments	40,791	1,156	573	(92)	—		42,428	1,165
Total Level 3 financial assets	$63,723	$(1,749)	$1,408	$(1,124)	$(5,100)		$57,158	$(1,412)

(a)         Represents transfers to Level 1 of certain private equity investments that became publicly traded as a result of initial public offerings during the third quarter of 2012.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Nine Months Ended September 30, 2012	Balance as of December 31, 2011	Total gains and (losses) (realized and unrealized)	Purchases		(Sales)	Transfers out of Level 3		Balance as of September 30, 2012	Changes in unrealized gains and (losses) included in earnings related to assets still held at reporting date
Equities	$16,422	$(4,094)	$8,126	(a)	$(1,100)	$(5,100	)(b)	$14,254	$(3,681)
Corporate and other debt:
Corporate debt	—	476	—		—	—		476	476
CDOs	—	56	—		(56)	—		—	—
Total corporate and other debt	—	532	—		(56)	—		476	476
Other investments	58,758	2,496	3,930	(a)	(22,756)	—		42,428	2,519
Total Level 3 financial assets	$75,180	$(1,066)	$12,056		$(23,912)	$(5,100)		$57,158	$(686)

(a)         Equities include $7,249 and other investments include $2,918 of financial instruments received from a distribution-in-kind from the redemption of the KBW Financial Services Fund, L.P., see Note 9 of the Notes to Consolidated Financial Statements for additional information.

(b)         Represents transfers to Level 1 of certain private equity investments that became publicly traded as a result of initial public offerings during the third quarter of 2012.

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

Transfers in or out of Level 3 represent existing financial assets that were previously categorized at a higher/lower level.  Transfers in or out of Level 3 result from changes in the observability of inputs used in determining fair values for different types of financial assets.  Transfers were reported at their fair value as of the actual date in which such changes in the fair value inputs occurred.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

(4)                                 Commitments and Contingencies

(a)               Litigation

In the ordinary course of business, the Company may be a defendant or codefendant in legal proceedings.  At September 30, 2012, the Company believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition.  The results of such proceedings could be material to the Company’s operating results for any particular period, depending, in part, upon additional developments affecting such matters and the operating results for such period.  Legal reserves have been established in accordance with ASC 450, Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

(b)               Investment Commitments

As of September 30, 2012, the Company had approximately $11,279, including $7,372 to an affiliated fund which is limited to additional investments in existing portfolio holdings, in outstanding commitments for additional funding to limited partnership investments.

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

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

A summary of the Company’s listed options, warrants, futures contracts and TBA securities is as follows:

	Current Notional Value	Average Fair Value	End of Period Fair Value
September 30, 2012:
Purchased options/warrants	$3,730	$602	$283
Written options/warrants	$—	$(38)	$—
Short agency mortgage-backed TBA securities	$44,750	$55	$378

December 31, 2011:
Purchased options/warrants	$18,398	$3,694	$948
Written options/warrants	$2,756	$388	$61
Short agency mortgage-backed TBA securities	$21,960	$28	$43

The following table summarizes the net gains from trading activities included in principal transactions, net with respect to the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Instrument	2012	2011	2012	2011
Equities	$(3,074)	$(18,703)	$(3,326)	$(11,800)
Corporate and other debt	3,682	1,513	11,846	14,198
Mortgage and other asset-backed securities	1,836	3,496	7,030	11,097
Other investments	1,183	(6,223)	2,063	(4,120)
Total	$3,627	$(19,917)	$17,613	$9,375

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

(7)                                 Stockholders’ Equity

Dividends Declared on Common Stock

During the nine months ended September 30, 2012, the Company’s board of directors declared and the Company paid dividends of $0.15 per share totaling $5,236.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Stock Repurchase Program

On July 28, 2010, the Company’s board of directors approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $70,000 of its outstanding common stock.  On October 26, 2011, the Company’s board of directors authorized an additional $50,000 for its stock repurchase program.  Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  There was no activity during the nine months ended September 30, 2012 and the Company has $48,695 available for future purchases.

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

(8)                                 Stock-Based and Other Incentive Compensation

Stock-Based Compensation

At September 30, 2012, the Company had one effective incentive compensation arrangement under the 2009 Incentive Compensation Plan (the “Plan”).  The Plan permits the Company to issue shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance unit awards and performance share awards, as well as grant cash-based awards and other awards to directors, officers, employees and consultants.

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

During the first quarter of 2010, the Company approved awards under the Plan to three members of senior management.  The LTIP awards have established performance cycles (2010, 2010 through 2011 and 2010 through 2012) and amounts payable based on the achievement of certain levels of cumulative growth in adjusted earnings per share during the performance cycle.  For the 2010 through 2011 performance cycle, LTIP awards were not earned as the cumulative growth in adjusted earnings per share was below the established minimum level.  As of September 30, 2012, there was no accrual for the 2010 through 2012 performance cycle as the cumulative growth in adjusted earnings per share is expected to be below the established minimum level.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

Performance Equity Awards

In March 2011, the Company granted Performance Equity Awards to three members of senior management.  The Performance Equity Awards provide for the issuance of up to 120,240 shares of Common Stock to the recipients in the aggregate, contingent upon achievement of a target level of “Return on KBW Average Equity” as defined in the Performance Equity Awards.  The share price of the Performance Equity Awards on grant date was $24.93.  The three year performance period began on January 1, 2011 and ends on December 31, 2013.  The range of possible Performance Equity Awards vesting is between 0% and 200% of the target, so that the minimum number of shares that may be awarded to the recipients in the aggregate is zero and the maximum number is 240,480.  In addition, these Performance Equity Awards contain “clawback” provisions that provide for repayment of all or a portion of shares issued in the event of certain accounting restatements, thereby creating at-risk performance units for these executives.  Unvested Performance Equity Awards are subject to forfeiture upon termination of employment.  Under the Performance Equity Award agreements, in the event of (i) termination by us without “cause,” (ii) termination by the employee for “good reason” or (iii) the employee’s death, “disability,” or “retirement,” (as each such term is defined in the Plan) during any performance cycle or period, such employee will be entitled to payment of a pro-rata portion (based on the portion of such performance cycle or period that such employee was actively employed by us) of such employee’s award with respect to such performance cycle or period, provided that the performance goals with respect to such performance cycle or period are achieved.  In the event of a change in control, as defined in the Plan, the target performance goals applicable to any outstanding Performance Equity Awards shall be deemed to have been attained in full (unless actual performance exceeds the target performance goal, in which case actual performance shall be used) and all of the applicable shares will be deemed vested and subject to payment as provided in the Plan.  As of September 30, 2012, there was no accrual for Performance Equity Awards based on the probable outcome of the performance condition.

(9)                                 Transactions with Affiliated Funds

The Company completed the full redemption of investors in the KBW Financial Services Funds (KBW Financial Services Master Fund, Ltd., KBW Financial Services Fund, L.P., KBW Financial Services Fund, Ltd.) and ended the capital commitment period of the KBW Capital Partners I, L.P (“Capital Partners”).  In January 2012, the Company received cash and securities totaling $19,379 upon full redemption of the KBW Financial Services Fund, L.P.  Capital Partners is a nonconsolidated investment fund that was formed by the Company with third-party investors and has been externally managed beginning January 2012.  The realization phase of Capital Partners is expected to be completed in the next few years, which is not expected to materially impact the Company’s financial statements.  The aggregate carrying value of the Company’s interest in Capital Partners was $5,044 and $4,948 as of September 30, 2012 and December 31, 2011, respectively.  The Company elected to apply the fair value option to this affiliated fund.  See Note 4 of the Notes to Consolidated Financial Statements for the Company’s commitments related to this affiliated fund.

(10)                          Restructuring Charges

Commencing in the third quarter of 2011, the Company undertook steps to reduce its workforce and certain other costs to better align its resources to the current business environment.  As a result of the workforce reduction, the Company has also consolidated office workspace in New York City and terminated several market data contracts.  These actions resulted in restructuring charges to earnings relating to severance, lease obligation accruals for vacant office space and contract termination costs.  These efforts continued through the third quarter of 2012 with further headcount reductions resulting in additional severance costs.  During the third quarter of 2012, the lease obligation accrual was adjusted to reflect changes resulting from revisions to estimates.  The cumulative amount of restructuring charges incurred since the restructure initiative began in 2011 was $21,237.  The accrual related to severance was included in accrued compensation and benefits and the accruals related to the consolidation of space in our New York office and the termination of several market data services contracts were included in accounts payable, accrued expenses and other liabilities on the accompanying statements of financial condition.

KBW, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in thousands, except per share information)

The following tables provide reconciliations of the beginning and ending balances of accruals related to restructuring charges.

Three Months Ended September 30, 2012

	Severance	Lease Obligations	Market Data Service Contracts	Total
Accrual for restructuring charges, balance at June 30, 2012	$731	$5,855	$310	$6,896
Additional accrual for restructuring charges	1,447	1,394	—	2,841
Costs paid or settled	(930)	(849)	(8)	(1,787)
Accrual for restructuring charges, balance at September 30, 2012	$1,248	$6,400	$302	$7,950

Nine Months Ended September 30, 2012

	Severance	Lease Obligations	Market Data Service Contracts	Total
Accrual for restructuring charges, balance at December 31, 2011	$2,369	$7,553	$375	$10,297
Additional accrual for restructuring charges	4,891	1,394	—	6,285
Costs paid or settled	(6,012)	(2,547)	(73)	(8,632)
Accrual for restructuring charges, balance at September 30, 2012	$1,248	$6,400	$302	$7,950

(11)                          Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(5,185)	$(15,729)	$(10,142)	$(15,336)
Less: Dividends and allocation of undistributed earnings to participating securities(1)	200	190	629	580
Net loss applicable to common shareholders	$(5,385)	$(15,919)	$(10,771)	$(15,916)

Weighted average number of common shares outstanding(1)(2):
Basic	30,416,628	31,254,011	30,339,400	32,311,669
Effect of dilutive securities - restricted stock	—	—	—	—
Diluted	30,416,628	31,254,011	30,339,400	32,311,669
Earnings per common share:
Basic	$(0.18)	$(0.51)	$(0.36)	$(0.49)
Diluted	$(0.18)	$(0.51)	$(0.36)	$(0.49)

(1)         Participating securities in the form of unvested share based payment awards amounted to weighted average shares of 4,420,124, and 3,994,439, for the three months ended September 30, 2012 and 2011, respectively and 4,187,152, and 3,971,534 for the nine months ended September 30, 2012 and 2011, respectively.  Dividends declared on participating securities amounted to $200 and $190, net of estimated forfeitures, for the three months ended September 30, 2012 and 2011, respectively, and $629 and $580, net of estimated forfeitures, for the nine months ended September 30, 2012 and 2011, respectively.

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

(14)                          Net Capital Requirement

Keefe is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and FINRA, which requires the maintenance of minimum net capital.  Keefe has elected to use the basic method to compute net capital as permitted by the Net Capital Rule, which requires Keefe to maintain minimum net capital, as defined, of $3,090 as of September 30, 2012.  These rules also require Keefe to notify and sometimes obtain approval from FINRA for significant withdrawals of capital.  The Company’s net capital and net capital in excess of minimum required were as follows:

September 30, 2012
Net Capital	$85,492
Net Capital in Excess of Minimum Required	$82,402

KBWL is an investment firm authorized and regulated by the FSA in the United Kingdom and is subject to the capital requirements of the FSA.  As of September 30, 2012, KBWL was in compliance with its local capital requirements.  At September 30, 2012, KBWL’s capital resources of $26,168 exceeded the capital resources requirement by $33,443.

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

(16)                          Subsequent Events

Declaration of Quarterly Dividend

On November 2, 2012, the Company’s board of directors declared a quarterly dividend of $0.05 per share on its outstanding common stock.  The dividend is payable on December 14, 2012 to shareholders of record on December 5, 2012.

Merger with Stifel Financial Corp.

On November 5, 2012, the Company and Stifel Financial Corp. (SF) announced that they have entered into a definitive merger agreement.  Under the terms of the agreement, the Company’s shareholders will receive $17.50 per share, comprised of $10.00 per share in cash and $7.50 in SF common stock.  The merger is subject to approval by the Company’s and SF’s shareholders and customary regulatory approvals and is expected to close in the first quarter of 2013.

Closing of Operations in Asia

On November 5, 2012, the Company announced its intention to close its offices in Asia by December 31, 2012.  The net loss for the nine months ended September 30, 2012 for the Asia operations of the Company was approximately $5,000.  Estimated costs associated with exiting the business in Asia are approximately $4,000, primarily for employee severance, and are expected to be recognized in the fourth quarter of 2012.

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

Recent Developments

The Company and Stifel Financial Corp. (SF) announced on November 5, 2012 that they have entered into a definitive merger agreement.   Under the terms of the agreement, the Company’s shareholders will receive $17.50 per share, comprised of $10.00 per share in cash and $7.50 in SF common stock.  The merger is subject to the approval by the Company’s and SF’s shareholders and customary regulatory approvals and is expected to close in the first quarter of 2013.

The Company also announced on November 5, 2012 the exit from operations in Asia by closing the Hong Kong and Tokyo offices by December 31, 2012.  The net loss for the nine months ended September 30, 2012 for our Asia operations was approximately $5 million.  Estimated costs associated with exiting the business in Asia are approximately $4 million, primarily for employee severance, and are expected to be recognized in the fourth quarter of 2012.

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

Ongoing  investor caution regarding the financial services industry remains in effect, as evidenced by decreasing trading volumes in the U.S. despite improvements in share prices for financials. The trading volume of the S&P 500 financials decreased 35% for the first nine months of 2012 although in the U.S., the KBW Bank Index increased by 26% for the first nine months of 2012 while the KBW Regional Banking Index increased by 14%.  In Europe, where commissions are based on share values, the traded values of financial indices in Europe decreased by more than 34% for the first nine months of 2012.

It is difficult to predict how long these conditions will continue to impact our overall revenues.  We believe that we remain well capitalized and well positioned to assist our clients in raising capital and in providing needed advice in M&A and other transactions for the financial services industry in the U.S., Europe and Asia.

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Overview

Total revenues increased slightly to $50.6 million for the three months ended September 30, 2012 compared with $50.4 million for the same period in 2011.  The change was primarily due to an increase in principal transactions, net revenue offset by decreases in commissions and investment banking revenues.

Total expenses decreased $17.8 million, or 23.6%, to $57.8 million for the three months ended September 30, 2012 compared with $75.6 million for the same period in 2011, due to decreases in compensation and benefits expense of $9.4 million, or 21.8%, and non-compensation expenses of $8.4 million, or 26.0%.  Non-GAAP operating total expenses, which excluded restructuring charges, decreased $18.9 million, or 25.6%, to $54.9 million for the three months ended September 30, 2012 compared with $73.8 million for the same period in 2011.

We recorded a net loss of $5.2 million, or $0.18 per diluted share, for the three months ended September 30, 2012 compared with a net loss of $15.7 million, or $0.51 per diluted share, for the same period in 2011.  Our non-GAAP operating net loss, which excludes restructuring charges, was $3.1 million, or $0.11 per diluted share, for the three months ended September 30, 2012 compared with a net loss of $14.6 million, or $0.47 per diluted share, for the same period in 2011.  See “–Three Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Restructuring

Workforce reductions and an adjustment to the lease obligation accrual for office space no longer being used resulted in additional restructuring charges of $1.4 million and $1.4 million, respectively, for the three months ended September 30, 2012.  Workforce reductions resulted in additional restructuring charges of $1.8 million for the three months ended September 30, 2011 (see “–Three Month Non-GAAP Financial Measures” below).

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(unaudited)
Revenues:
Investment banking	$21,320	$32,071	$(10,751)	(33.5)%
Commissions	20,996	35,107	(14,111)	(40.2)
Principal transactions, net	3,627	(19,917)	23,544	N/M
Interest and dividend income	3,758	2,028	1,730	85.3
Other	859	1,102	(243)	(22.1)
Total revenues	50,560	50,391	169	0.3

Expenses:
Compensation and benefits	33,836	43,249	(9,413)	(21.8)
Occupancy and equipment	4,826	5,793	(967)	(16.7)
Communications and data processing	7,249	8,893	(1,644)	(18.5)
Brokerage and clearance	2,127	5,380	(3,253)	(60.5)
Business development	3,628	5,144	(1,516)	(29.5)
Professional services	1,836	2,594	(758)	(29.2)
Interest	104	184	(80)	(43.5)
Restructuring charges	2,841	1,783	1,058	59.3
Other	1,333	2,574	(1,241)	(48.2)
Total expenses	57,780	75,594	(17,814)	(23.6)
Loss before income taxes	(7,220)	(25,203)	17,983	N/M
Income tax benefit	(2,035)	(9,474)	7,439	N/M
Net loss	$(5,185)	$(15,729)	$10,544	N/M %

N/M = Not Meaningful

Three Month Non-GAAP Financial Measures

We are reporting our total expenses, net loss and diluted earnings per share for the three months ended September 30, 2012 on a non-GAAP basis (“Non-GAAP Financial Measures”) in our 2012 third quarter Form 10-Q.  The Non-GAAP Financial Measures for the three months and nine months ended September 30, 2012 and 2011 exclude restructuring charges related to the workforce reduction program and an adjustment to the lease obligation accrual.

Our management utilized Non-GAAP calculations in understanding and analyzing our financial results.  Specifically, our management believes that these Non-GAAP Financial Measures provided useful information by excluding the restructuring charges related to workforce reductions and which may not be indicative of our core operating results and business outlook.  Our management believes that these Non-GAAP Financial Measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods. Such periods did not and likely will not include the impact of significant restructuring charges.  Our reference to these Non-GAAP Financial Measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These Non-GAAP Financial Measures are provided to enhance investors’ overall understanding of our current financial performance.

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

The following provides details with respect to reconciling total expenses, net loss and diluted earnings per share on a GAAP basis for the three months ended September 30, 2012 and 2011 to the aforementioned captions on a non-GAAP basis:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(dollars in thousands, except per share information)
	(unaudited)

Total expenses:
Total expenses - GAAP basis	$57,780	$75,594
Adjustment to exclude restructuring charges (a)	(2,841)	(1,783)
Non-GAAP operating total expenses (b)	$54,939	$73,811

Net loss:
Net loss - GAAP basis	$(5,185)	$(15,729)
Adjustment to exclude restructuring charges, net of tax benefit (a)	2,040	1,113
Non-GAAP operating net loss (b)	$(3,145)	$(14,616)

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$(0.18)	$(0.51)
Adjustment to exclude restructuring charges, net of tax benefit (a)	0.07	0.04
Non-GAAP operating diluted earnings per share (b)	$(0.11)	$(0.47)

(a)   The adjustment represents the exclusion of restructuring charges, which includes compensation expense related to the workforce reduction program for all periods presented and an adjustment to the lease obligation accrual for the three months ended September 30, 2012.

(b)   A non-GAAP financial measure that management believes provides the most meaningful comparison between historical, present and future periods.

Revenues

Investment Banking

Investment banking revenue was $21.3 million for the three months ended September 30, 2012, a decrease of $10.8 million, or 33.5%, compared with $32.1 million for the same period in 2011.  Capital markets revenue increased $1.5 million, or 15.6%, to $11.1 million for the three months ended September 30, 2012 compared with $9.6 million for the same period in 2011, primarily due to a higher number of equity capital market transactions for the three months ended September 30, 2012 compared with the same period in 2011.    M&A and advisory revenue was $10.2 million for the three months ended September 30, 2012, a decrease of $12.2 million, or 54.5%, compared with $22.5 million for the same period in 2011, primarily due to a lower number of M&A and advisory engagements completed in the 2012 quarter.

Commissions

Commissions revenue was $21.0 million for the three months ended September 30, 2012 compared with $35.1 million for the same period in 2011, a decrease of $14.1 million, or 40.2%.  U.S. equity commissions were $14.6 million for the three months ended September 30, 2012 compared with $24.5 million for the same 2011 period, a decrease of $9.9 million, or 40.4%, and non-U.S. equity commissions were $6.4 million for the three months ended September 30, 2012 compared with $10.6 million for the same period in 2011, a decrease of $4.2 million, or 39.6%, reflecting lower market volumes in financial services companies’ stocks for the same period in 2012.

Principal Transactions, Net

Principal transactions, net revenue was $3.6 million for the three months ended September 30, 2012 compared with negative $19.9 million for the same period in 2011.  Fixed income revenue remained relatively unchanged for the three months ended September 31, 2012 at $5.0 million compared with the same period in 2011. Trading, including firm investments, resulted in revenue of $0.4 million for the three months ended September 30, 2012 compared with negative revenue of $17.0 million for the same period in 2011 and equity market making resulted in negative revenue of $1.8 million for the three months ended September 30, 2012 compared with negative revenue of $7.0 million for the same period in 2011.

Interest and Dividend Income

Interest and dividend income increased $1.7 million, or 85.3%, to $3.8 million for the three months ended September 30, 2012 compared with $2.0 million for the same period in 2011.  The increase was primarily due to a special divided received during the third quarter of 2012.

Expenses

Compensation and Benefits

Compensation and benefits expense was $33.8 million for the three months ended September 30, 2012, which was accrued for based on estimated total compensation expense for the year, compared with $43.2 million for the same period in 2011, a decrease of $9.4 million, or 21.8%.

Occupancy and Equipment

Occupancy and equipment expense decreased $1.0 million, or 16.7%, to $4.8 million for the three months ended September 30, 2012 compared with $5.8 million for the same period in 2011.  The decrease was primarily due to a reduction of office space.

Communications and Data Processing

Communications and data processing expense decreased $1.6 million, or 18.5%, to $7.2 million for the three months ended September 30, 2012 compared with $8.9 million for the same period in 2011.  The decrease was primarily due to lower market data costs for the three months ended September 30, 2012 compared with the same period in 2011.

Brokerage and Clearance

Brokerage and clearance expense decreased $3.3 million, or 60.5%, to $2.1 million for the three months ended September  30, 2012 compared with $5.4 million for the same period in 2011.  The decrease was primarily due to lower clearance costs, partially a result of lower volumes, for the three months ended September 30, 2012 compared with the same period in 2011.

Business Development

Business development expense decreased $1.5 million, or 29.5%, to $3.6 million for the three months ended September 30, 2012 compared with $5.1 million for the same period in 2011.  The decrease was primarily due to lower travel and entertainment expenses for the three months ended September 30, 2012 compared with the same period in 2011.

Professional Services

Professional services expense decreased $0.8 million, or 29.2%, to $1.8 million for the three months ended September 30, 2012 compared with $2.6 million for the same period in 2011.  The decrease was primarily due to lower legal costs for the three months ended September 30, 2012 compared with the same period in 2011.

Income Tax Benefit

Income tax benefit was $2.0 million for the three months ended September 30, 2012, which resulted in an effective tax rate of  28.2%, compared with an income tax benefit of $9.5 million for the same period in 2011, which resulted in an effective tax rate of 37.6%.  The change was primarily due to the difference in the relationship between permanent differences and pretax earnings.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Overview

Total revenues were $175.2 million for the nine months ended September 30, 2012 compared with $209.6 million for the same period in 2011, a decrease of $34.4 million, or 16.4%.  This decrease was primarily due to decreases in commissions and investment banking revenues of $26.9 million and $11.3 million, respectively, partially offset by an increase in principal transactions, net revenue of $8.2 million.

Total expenses decreased $43.4 million, or 18.6%, to $190.5 million for the nine months ended September 30, 2012 compared with $233.9 million for the same period in 2011, due to decreases in compensation and benefits expense of $21.4 million, or 15.4%, and non-compensation expenses of $22.1 million, or 23.2%.  Non-GAAP operating total expenses, which excludes restructuring charges, decreased $47.9 million, or 20.7%, to $184.2 million for the nine months ended September 30, 2012 compared with $232.1 million for the same period in 2011.

We recorded a net loss of $10.1 million, or $0.36 per diluted share, for the nine months ended September 30, 2012 compared with a net loss of $15.3 million, or $0.49 per diluted share, for the same period in 2011.  Our non-GAAP operating net loss, which excludes restructuring charges, was $6.0 million, or $0.22 per diluted share, for the nine months ended September 30, 2012 compared with a net loss of $14.2 million, or $0.46 per diluted share, for the same period in 2011.  See “–Nine Month Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

Restructuring

Workforce reductions and an adjustment to the lease obligation accrual resulted in additional charges of $4.9 million and $1.4 million, respectively, for the nine months ended September 30, 2012.  Workforce reductions resulted in additional restructuring charges of $1.8 million for the nine months ended September 30, 2011 (see “–Nine Month Non-GAAP Financial Measures” below).

The following table provides a comparison of our revenues and expenses for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30,		Period-to-Period
	2012	2011	$ Change	% Change
Revenues:
Investment banking	$73,624	$84,923	$(11,299)	(13.3)%
Commissions	74,860	101,726	(26,866)	(26.4)
Principal transactions, net	17,613	9,375	8,238	87.9
Interest and dividend income	7,264	8,383	(1,119)	(13.3)
Other	1,868	5,199	(3,331)	(64.1)
Total revenues	175,229	209,606	(34,377)	(16.4)

Expenses:
Compensation and benefits	117,404	138,778	(21,374)	(15.4)
Occupancy and equipment	14,332	17,081	(2,749)	(16.1)
Communications and data processing	22,303	26,676	(4,373)	(16.4)
Brokerage and clearance	7,879	14,876	(6,997)	(47.0)
Business development	10,128	14,405	(4,277)	(29.7)
Professional services	5,862	10,932	(5,070)	(46.4)
Interest	493	849	(356)	(41.9)
Restructuring charges	6,285	1,783	4,502	N/M
Other	5,778	8,519	(2,741)	(32.2)
Total expenses	190,464	233,899	(43,435)	(18.6)
Loss income before income taxes	(15,235)	(24,293)	9,058	N/M
Income tax benefit	(5,093)	(8,957)	3,864	N/M
Net loss	$(10,142)	$(15,336)	$5,194	N/M %

N/M = Not Meaningful

Nine Month Non-GAAP Financial Measures

The following table reconciles GAAP total expenses, net loss and diluted earnings per share for the nine months ended September 30, 2012 and 2011 to these items on a non-GAAP basis for the same respective periods.

	Nine Months Ended September 30, 2012	Nine Months Ended September. 30, 2011
	(dollars in thousands, except per share information)
	(unaudited)

Total expenses:
Total expenses - GAAP basis	$190,464	$233,899
Adjustment to exclude restructuring charges (a)	(6,285)	(1,783)
Non-GAAP operating total expenses (b)	$184,179	$232,116

Net oss:
Net loss - GAAP basis	$(10,142)	$(15,336)
Adjustment to exclude restructuring charges, net of tax benefit (a)	4,184	1,126
Non-GAAP operating net loss (b)	$(5,958)	$(14,210)

Diluted earnings per share:
Diluted earnings per share - GAAP basis	$(0.36)	$(0.49)
Adjustment to exclude restructuring charges, net of tax benefit (a)	0.14	0.03
Non-GAAP operating diluted earnings per share (b)	$(0.22)	$(0.46)

(a)   The adjustment represents the exclusion of restructuring charges, which includes compensation expense related to the workforce reduction program for all periods presented and an adjustment to the lease obligation accrual for the nine months ended September 30, 2012.

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

Revenues

Investment Banking

Investment banking revenue was $73.6 million for the nine months ended September 30, 2012 compared with $84.9 million for the same period in 2011, a decrease of $11.3 million, or 13.3%.  M&A and advisory revenue increased $6.0 million, or 15.5%, to $44.9 million for the nine months ended September 30, 2012 compared with $38.9 million for the same period in 2011, primarily due to  two larger than average transactions completed in 2012.  Capital markets revenue was $28.7 million for the nine months ended September 30, 2012 compared with $46.0 million for the same period in 2011, a decrease of $17.3 million, primarily due to a lower number of equity capital market transactions for the nine months ended September 30, 2012 compared with the same period in 2011.

Commissions

Commissions revenue was $74.9 million for the nine months ended September 30, 2012 compared with $101.7 million for the same period in 2011, a decrease of $26.9 million, or 26.4%.  U.S. equity commissions were $53.3 million for the nine months ended September 30, 2012 compared with $71.3 million for the same 2011 period, a decrease of $18.0 million, or 25.2%, and non-U.S. equity commissions were $21.6 million for the nine months ended September 30, 2012 compared with $30.4 million for the same period in 2011, a decrease of $8.8 million, or 28.9%, reflecting lower market volumes in financial services companies’ stocks in 2012.

Principal Transactions, Net

Principal transactions, net revenue increased $8.2 million, or 87.9% to $17.6 million for the nine months ended September 30, 2012 compared with $9.4 million for the same period in 2011.  Trading, including firm investments, resulted in revenue of $4.4 million for the nine months ended September 30, 2012 compared with negative revenue of $9.0 million for the same period in 2011 and equity market making resulted in negative revenue of $5.3 million for the nine months ended September 30, 2012 compared with negative revenue of $9.4 million for the same period in 2011.  Fixed income revenue was $18.3 million for the nine months ended September 30, 2012 compared with $25.6 million for the same period in 2011, a decrease of $7.3 million, or 28.5%, primarily due to reduced client activity.  The realized gains and change in the fair value of our trust preferred backed collateralized debt obligations and related securities owned resulted in net revenue of $0.3 million for the nine months ended September 30, 2012 compared with $2.2 million for the same period in 2011.

Interest and Dividend Income

Interest and dividend income was $7.3 million for the nine months ended September 30, 2012 compared with $8.4 million for the same period in 2011, a decrease of $1.1 million, or 13.3%.  The decrease was primarily due to lower levels of interest bearing assets partially offset by higher dividends.

Other

Other revenues were $1.9 million for the nine months ended September 30, 2012 compared with $5.2 million for the same period in 2011, a decrease of $3.3 million, or 64.1%.  The decrease was primarily due to lower fees earned on loan portfolio valuation and transaction services in 2012 compared with the same period in 2011.

Expenses

Compensation and Benefits

Compensation and benefits expense decreased $21.4 million, or 15.4%, to $117.4 million for the nine months ended September 30, 2012, which was accrued for based on total compensation expense for the year, compared with $138.8 million for the same period in 2011.  The compensation ratio (compensation and benefits expense as a percentage of total revenue) was 67.0% for the nine months ended September 30, 2012 compared with 66.2% for the same period in 2011.

Occupancy and Equipment

Occupancy and equipment expense decreased $2.8 million, or 16.1%, to $14.3 million for the nine months ended September 30, 2012 compared with $17.1 million for the same period in 2011.  The decrease was primarily due to a reduction of office space.

Communications and Data Processing

Communications and data processing expense decreased $4.4 million, or 16.4%, to $22.3 million for the nine months ended September 30, 2012 compared with $26.7 million for the same period in 2011.  The decrease was primarily due to lower market data costs for the nine months ended September 30, 2012 compared with the same period in 2011.

Brokerage and Clearance

Brokerage and clearance expense decreased $7.0 million, or 47.0%, to $7.9 million for the nine months ended September 30, 2012 compared with $14.9 million for the same period in 2011.  The decrease was primarily due to lower clearance costs, partially a result of lower volumes, for the nine months ended September 30, 2012 compared with the same period in 2011.

Business Development

Business development expense decreased $4.3 million, or 29.7%, to $10.1 million for the nine months ended September 30, 2012 compared with $14.4 million for the same period in 2011.  The decrease was primarily due to lower travel and entertainment expenses for the nine months ended September 30, 2012 compared with the same period in 2011.

Professional Services

Professional services expense decreased $5.1 million, or 46.4%, to $5.9 million for the nine months ended September 30, 2012 compared with $10.9 million for the same period in 2011.  The decrease was primarily due to lower legal costs for the nine months ended September 30, 2012 compared with the same period in 2011.

Income Tax Benefit

Income tax benefit was $5.1 million for the nine months ended September 30, 2012, which resulted in an effective tax rate of 33.4% compared with an income tax benefit of $9.0 million for the same period in 2011, which resulted in an effective tax rate of 36.9%.  The change was primarily due to the difference in the relationship between permanent differences and pretax earnings.

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

Our Level 3 assets were $57.2 million as of September 30, 2012, which represented approximately 12% of total assets and approximately 26% of total assets measured at fair value.

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

Contractual Obligations

As of September 30, 2012, our contractual obligations with respect to operating leases have not significantly changed since December 31, 2011.  Investment commitments were $11.3 million, including $7.4 million to an affiliated fund, as of September 30, 2012.

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

We have historically satisfied our capital and liquidity requirements through capital from our stockholders and internally generated cash from operations.  As of September 30, 2012, we had liquid assets of $184.7 million, consisting of cash and cash equivalents and receivables from clearing brokers.  From time to time, we may obtain a short term subordinated loan from our U.S. clearing broker or others to support underwriting activity over a very short time.  We may also finance fixed income positions with securities sold under repurchase agreements as well as utilizing margin borrowing from the clearing brokers.

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

Our dividend policy currently contemplates the payment of a quarterly cash dividend.  On February 22, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock equaling an aggregate payment of $1.8 million, which cash dividend was paid on March 15, 2012 to stockholders of record as of the close of business on March 3, 2012.  On April 25, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock equaling an aggregate payment of $1.7 million, which cash dividend was paid on June 15, 2012 to stockholders of record as of the close of business on June 1, 2012.  On August 1, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock equaling an aggregate payment of $1.7 million, which cash dividend was paid on September 14, 2012 to stockholders of record as of the close of business on September 4, 2012.  On November 2, 2012, our board of directors declared a cash dividend of $0.05 per share of common stock (equaling an aggregate payment of approximately $1.7 million based on approximately 35.0 million total shares outstanding on October 31, 2012, including shares underlying vested restricted stock units), which cash dividend will be paid on December 14, 2012 to stockholders of record as of the close of business on December 5, 2012.

On July 28, 2010, our board of directors authorized management to repurchase in the aggregate up to $70.0 million worth of shares of our common stock from time to time at prevailing market prices in open market purchases, in private negotiated transactions, in block purchases or otherwise, as may be determined by management.  On October 26, 2011, the Company’s board of directors authorized an additional $50.0 million for its stock repurchase program.  There was no activity with respect to the stock repurchase program during the three months ended September 30, 2012.

The dividend to be paid on December 14, 2012 and any additional purchases under our share repurchase program are expected to be funded from available cash resources.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments and our management may terminate the share repurchase program at any time.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy or to buy back shares, we would need either to reduce or eliminate such programs or fund a portion of them with borrowings or financings from other sources.  Shares of common stock repurchased are expected to be cancelled immediately and therefore reduce common stock and paid-in capital.

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

At September 30, 2012, Keefe’s net capital under the SEC’s Uniform Net Capital Rule was $85.5 million, or $82.4 million in excess of the minimum required net capital.

KBWL is subject to the capital requirements of the U.K. Financial Services Authority. KBWL’s total capital resources of $33.4 million exceeded the capital resources requirement by approximately $26.2 million at September 30, 2012.

Cash Flows

Nine months ended September 30, 2012.   Cash increased $26.5 million for the nine months ended September 30, 2012, primarily due to cash flows provided by operating activities of $47.3 million, partially offset by cash used in financing activities of $21.1 million.

Net income, after adjusting for non-cash expense and revenue items of $33.6 million, provided cash of $23.5 million.  The non-cash items consisted of $28.1 million resulting from the amortization of stock-based compensation expenses, $3.6 million related to depreciation and amortization expense and $2.0 million related to a deferred income tax expense.  Cash of $51.8 million was provided as a result of a decrease in operating assets, primarily attributable to a decrease in receivables from clearing brokers of $74.0 million, partially offset by an increase in financial instruments owned, at fair value of $29.3 million.  Cash of $28.0 million was used as a result of decreases in operating liabilities, primarily attributable to decreases in accrued compensation and benefits and financial instruments sold, not yet purchased, at fair value of $13.8 million and $13.5 million, respectively.

We used $0.6 million in our investing activities for the purchase of fixed assets.  Cash used in financing activities was $21.1 million primarily as a result of the cancellation of restricted stock in satisfaction of withholding tax requirements.

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

The following table sets forth our monthly high, low and average long/short financial instruments owned, including the market value of listed options and warrants, for the nine months ended September 30, 2012:

	High	Low	Average
	(dollars in thousands)
Long Value:
Equities	$133,698	$81,068	$102,865
Corporate and other debt	$66,313	$25,877	$41,030
Mortgage and other asset-backed securities	$61,416	$6	$26,118
U.S. Government and agency securities	$9,999	$—	2,905
Other investments	$58,758	$40,791	$43,265
Short Value:
Equities	$74,709	$25,682	$51,153
Corporate debt	$13,972	$1,051	$7,311
U.S. Government and agency securities	$25,730	$4,990	$12,988

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2012.  The following table sets forth information regarding purchases of our common stock on a monthly basis for the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	—	$—	—	$48,695
August 1, 2012 to August 31, 2012	—	$—	—	$48,695
September 1, 2012 to September 30, 2012	19,211	$16.47	—	$48,695
TOTAL	19,211	$16.47	—

(1)

19,211 shares were purchased other than as part of a publicly announced plan or program. These shares repurchased are equal to the number of shares that were withheld from certain employees to fund applicable taxes owed by them as a result of the vesting of restricted stock awards.

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

Date: November 9, 2012

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
101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.